Form 10-Q
period 2008-06-30
SRKP 16 INC
filed 2008-07-30
CIK 1403792

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52932

SRKP 16, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20–8057585
(State or other jurisdiction	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of July 29, 2008.

SRKP 16, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2008, for the Three Months Ended June 30, 2007, for the Period from January 3, 2007 (Inception) to June 30, 2007, and for the Cumulative Period from January 3, 2007 (Inception) to June 30, 2008	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008, for the Period from January 3, 2007 (Inception) to June 30, 2007, and for the Cumulative Period from January 3, 2007 (Inception) to June 30, 2008	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended June 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

SRKP 16, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,338	$857

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Stockholders	$47,500	$32,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,096,390 shares issued and outstanding	710	710
Additional Paid in Capital	6,790	6,790
(Deficit) accumulated during development stage	(52,662)	(39,143)

Total Stockholders’ Equity (Deficit)	(45,162)	(31,643)

	$2,338	$857

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					January 3,
				For the Period	2007
	Three Months	Three Months	Six Months	January 3, 2007	(Inception)
	Ended	Ended	Ended	(Inception) to	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

REVENUE	$—	$—	$—	$—	$—

EXPENSES	1,952	15,441	13,519	15,441	52,662

NET (LOSS)	$(1,952)	$(15,441)	$(13,519)	$(15,441)	$(52,662)

NET (LOSS) PER COMMON SHARE - BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390	7,096,390	7,096,390

* LESS THAN $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from
			January 3,
		For the Period	2007
	Six Months	January 3, 2007	(Inception)
	Ended	(Inception) to	to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(13,519)	$(15,441)	$(52,662)

Net Cash (Used) by Operating Activities	(13,519)	(15,441)	(52,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	15,000	22,500	47,500
Warrants issued for cash	—	2,500	2,500
Common stock issued for cash	—	5,000	5,000

Net Cash Provided by Financing Activities	15,000	30,000	55,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,481	14,559	2,338

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	857	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,338	$14,559	$2,338

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

At June 30, 2008 and 2007, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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
(A Development Stage Company)
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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $47,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SRKP 16, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on December 7, 2006 and maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308. Since inception on January 3, 2007, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $2,338, comprised exclusively of cash. This compares with assets of $857, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $47,500, comprised exclusively of monies due to stockholders. This compares to the Company’s current liabilities as of December 31, 2007 of $32,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008, for the period from January 3, 2007 (Inception) to June 30, 2007, and for the Cumulative period from January 3, 2007 (Inception) to June 30, 2008:

	Six Months Ended June 30, 2008	For the Period January 3, 2007 (Inception) to June 30, 2007	For the Cumulative Period from January 3, 2007 (Inception) to June 30, 2008
Net Cash (Used in) Operating Activities	$(13,519)	$(15,441)	$(52,662)
Net Cash (Used in) Investing Activities	$0	$0	$0
Net Cash Provided by Financing Activities	$15,000	$30,000	$55,000
Net Increase in Cash and Cash Equivalents	$1,481	$14,559	$2,338

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2008, the Company had a net loss of $1,952 and $13,519, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For each of the three months ended June 30, 2007 and the period from January 3, 2007 (Inception) to June 30, 2007, the Company had a net loss of $15,441, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and preparation of the Company’s Registration Statement on Form 10-SB.

For the cumulative period from January 3, 2007 (Inception) to June 30, 2008, the Company had a net loss of $52,662, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Dated: July 29, 2008	SRKP 16, INC.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director

	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director