Form 10-Q
period 2008-09-30
SRKP 16 INC
filed 2008-10-22
CIK 1403792

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52932

SRKP 16, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20–8057585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of October 22, 2008.

SRKP 16, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2008, for the Three Months Ended September 30, 2007, for the Period from January 3, 2007 (Inception) to September 30, 2007, and for the Cumulative Period from January 3, 2007 (Inception) to September 30, 2008	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008, for the Period from January 3, 2007 (Inception) to September 30, 2007, and for the Cumulative Period from January 3, 2007 (Inception) to September 30, 2008	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

SRKP 16, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$166	$857

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$47,500	$32,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,096,390 shares issued and outstanding	710	710
Additional Paid in Capital	6,790	6,790
(Deficit) accumulated during development stage	(54,834)	(39,143)

Total Stockholders’ Equity (Deficit)	(47,334)	(31,643)

	$166	$857

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		For the Period January 3, 2007 (Inception) to September 30, 2007		Cumulative from January 3, 2007 (Inception) to September 30, 2008

REVENUE		$—		$—		$—		$—	$—

EXPENSES		2,172		3,535		15,691		18,976	54,834

NET (LOSS)		$(2,172)		$(3,535)		$(15,691)		$(18,976)	$(54,834)

NET (LOSS) PER COMMON SHARE - BASIC	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		7,096,390		7,096,390		7,096,390		7,096,390

* LESS THAN $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	For the Period January 3, 2007 (Inception) to September 30, 2007	Cumulative from January 3, 2007 (Inception) to September 30, 2008

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(15,691)	$(18,976)	$(54,834)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase in accrued expenses	—	1,060	—

Net Cash (Used) by Operating Activities	(15,691)	(17,916)	(54,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	15,000	22,500	47,500
Warrants issued for cash	—	2,500	2,500
Common stock issued for cash	—	5,000	5,000

Net Cash Provided by Financing Activities	15,000	30,000	55,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(691)	12,084	166

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	857	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$166	$12,084	$166

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

At September 30, 2008 and 2007, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $166, comprised exclusively of cash. This compares with assets of $857, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $47,500, comprised exclusively of monies due to stockholders. This compares to the Company’s liabilities as of December 31, 2007 of $32,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, for the period from January 3, 2007 (Inception) to September 30, 2007, and for the Cumulative period from January 3, 2007 (Inception) to September 30, 2008:

	Nine Months Ended September 30, 2008	For the Period January 3, 2007 (Inception) to September 30, 2007	For the Cumulative Period from January 3, 2007 (Inception) to September 30, 2008
Net Cash (Used in) Operating Activities	$(15,691)	$(17,916)	$(54,834)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$15,000	$30,000	$55,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(691)	$12,084	$166

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $2,172 and $15,691, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For each of the three months ended September 30, 2007 and the period from January 3, 2007 (Inception) to September 30, 2007, the Company had a net loss of $3,535 and $18,976, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and preparation of the Company’s Registration Statement on Form 10-SB.

For the cumulative period from January 3, 2007 (Inception) to September 30, 2008, the Company had a net loss of $54,834, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: October 22, 2008	SRKP 16, INC.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director

	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director