Form 10-Q
period 2009-03-31
SRKP 16 INC
filed 2009-04-23
CIK 1403792

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of April 23, 2009.

SRKP 16, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	2

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2009	3
	and March 31, 2008 and for the Cumulative Period from January 3, 2007 (Inception)
	to March 31, 2009

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009	4
	and March 31, 2008 and for the Cumulative Period from January 3, 2007 (Inception)
	to March 31, 2009

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and	8
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures

ii

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

SRKP 16, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,389	$17,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$72,500	$72,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value
100,000,000 shares authorized, 7,096,390 issued and
outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(74,611)	(62,497)

Total Stockholders' Equity (Deficit)	(67,111)	(54,997)

	$5,389	$17,503

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	For the Three	For the Three	January 3, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE	$—	$—	$—

EXPENSES	12,114	11,567	74,611

NET (LOSS)	$(12,114)	$(11,567)	$(74,611)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390

*  Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the Three	For the Three	January 3, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(12,114)	$(11,567)	$(74,611)

Net Cash (Used In) Operating Activities	(12,114)	(11,567)	(74,611)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	-	15,000	72,500

Net Cash Provided by Financing Activities	-	15,000	80,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(12,114)	3,433	5,389

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,503	857	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,389	$4,290	$5,389

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

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

At March 31, 2009 and 2008, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Description of Business

The Company was incorporated in the State of Delaware on December 7, 2006 and maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2007 and since its effectiveness, the Company has focused its efforts to identify a possible business combination

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $5,389 comprised exclusively of cash.  This compares with assets of $17,503, comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of March 31, 2009 totaled $72,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $72,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Cumulative Period from January 3, 2007 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(12,114)	$(11,567)	$(74,611)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$15,000	$80,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(12,114)	$3,433	$5,389

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2009, the Company had a net loss of $(12,114), comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in February of 2009. This compares with a net loss of $(11,567) for the three months ending March 31, 2008, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008.

For the cumulative period from January 3, 2007 (Inception) to March 31, 2009, the Company had a net loss of $(74,611), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in November of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB, 10-Q, Form 10-KSB, and 10-K.

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

Item 4.  Controls and Procedures.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

SRKP 16, INC.

Dated: April 23, 2009	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: April 23, 2009	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer