Form 10-Q
period 2009-06-30
SRKP 16 INC
filed 2009-07-30
CIK 1403792

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of July 30, 2009.

SRKP 16, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended	3
	June 30, 2009 and June 30, 2008 and for the Cumulative Period from
	January 3, 2007 (Inception) to June 30, 2009

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009	4
	and June 30, 2008 and for the Cumulative Period from January 3, 2007 (Inception)
	to June 30, 2009

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and	8
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

SRKP 16, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,952	$17,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$72,500	$72,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value
100,000,000 shares authorized, 7,096,390 issued and
outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(78,048)	(62,497)

Total Stockholders' Equity (Deficit)	(70,548)	(54,997)

	$1,952	$17,503

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Six Months	Six Months	January 3, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

REVENUE	$—	$—	$—	$—	$—

EXPENSES	3,437	1,952	15,551	13,519	78,048

NET (LOSS)	$(3,437)	$(1,952)	$(15,551)	$(13,519)	$(78,048)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,096,390	7,096,390	7,096,390	7,096,390

*  Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 16, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Six Months	Six Months	January 3, 2007
	Ended	Ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(15,551)	$(13,519)	$(78,048)

Net Cash (Used In) Operating Activities	(15,551)	(13,519)	(78,048)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	-	15,000	72,500

Net Cash Provided by Financing Activities	-	15,000	80,000

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(15,551)	1,481	1,952

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	17,503	857	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$1,952	$2,338	$1,952

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

At June 30, 2009 and 2008, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a nominal charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

SRKP 16, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $72,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $1,952 comprised exclusively of cash.  This compares with assets of $17,503, comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of June 30, 2009 totaled $72,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $72,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009, the six months ended June 30, 2008 and for the cumulative period from January 3, 2007 (Inception) to June 30, 2009:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Cumulative Period from January 3, 2007 (Inception) to June 30, 2009
Net Cash (Used in) Operating Activities	$(15,551)	$(13,519)	$(78,048)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$15,000	$80,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(15,551)	$1,481	$1,952

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2009, the Company had a net loss of $3,437 and $15,551, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in February of 2009 and Form 10-Q for the quarter ended March 31, 2009 filed in April of 2009. This compares with a net loss of $1,952 and $13,519 for the three and six months ended June 30, 2008, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008 and Form 10-Q for the quarter ended March 31, 2008 filed in May 2008.

For the cumulative period from January 3, 2007 (Inception) to June 30, 2009, the Company had a net loss of $78,048, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in November of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB, 10-Q, Form 10-KSB, and 10-K.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

SRKP 16, INC.

Dated: July 30, 2009	By:	/s/	Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: July 30, 2009	By:	/s/	Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer