Form 10-Q/A
period 2011-09-30
SRKP 16 INC
filed 2011-11-22
CIK 1403792

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of November 21, 2011.

SRKP 16, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended	3
	September 30, 2011 and September 30, 2010 and for the Cumulative Period
	from January 3, 2007 (Inception) to September 30, 2011

	Statements of Cash Flows (Unaudited) for the Nine Months Ended	4
	September 30, 2011 and September 30, 2010 and for the Cumulative Period
	from January 3, 2007 (Inception) to September 30, 2011

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and	9
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

EXPLANATORY NOTE

This amendment (“Amendment No. 1”) to our quarterly report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on November 4, 2011, is filed to amend Item 1 of Part I as a result of additional disclosure with respect to Note 5 - Potential Merger and Item 6 of Part II in order to furnish the interactive data files required to be submitted pursuant to Rule 405 of Regulation S-T.

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

NOTE 5 - POTENTIAL MERGER

On July 18, 2011, the Company entered into an Agreement and Plan of Reorganization (“Agreement”), between the Company and Arrogene NanoTechnology, Inc., a California corporation (“Arrogene”), pursuant to which, if consummated, the Company would acquire 100% of the issued and outstanding shares of common stock of Arrogene in exchange for 15,081,833 shares of common stock of the Company (the "Share Exchange"). In addition, the terms of the Share Exchange provide that the Company will cause to be cancelled, shares of the Company’s common stock and warrants to purchase shares of common stock held by certain stockholders so that at the effective time of the Share Exchange, the Company shall have 1,641,610 shares of common stock and no warrants or options outstanding. If consummated, the transaction will result in a change of control of the Company. As of the date of this filing, $120,000 has been received and is held in escrow with respect to subscriptions received by the Company in connection with a private placement offering (the "Offering") of up to 4,000,000 shares of common stock and 8,000,000 common stock purchase warrants to accredited investors at $1.00 per unit. Each unit consists of one shares of common stock and two common stock purchase warrants that are exercisable for five years from the date of issuance. One of the warrants shall be exercisable at $1.50 per shares and one of the warrants shall be exercisable at $2.00 per share. The closing of the Offering is conditioned upon completion of the Share Exchange.

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

SRKP 16, INC.

Dated: November 21, 2011	By: /s/ Richard A. Rappaport
Richard A. Rappaport President and Director Principal Executive Officer

Dated: November 21, 2011	By: /s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos Secretary, Chief Financial Officer and Director Principal Accounting Officer Principal Financial Officer