Form 10-K
period 2011-12-31
SRKP 16 INC
filed 2012-03-23
CIK 1403792

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52932

SRKP 16, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8057585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 Broadway, Bldg. F., Suite F-125, Santa Monica, CA 90404
(Address of principal executive offices)

(424) 238-4442
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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 20, 2012, there were 15,413,610 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

SRKP 16, Inc. (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on December 7, 2006 and was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 11, 2012, we completed a share exchange transaction (the “Share Exchange”) in accordance with the terms of an Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of July 18, 2011, by and among the Company and Arrogene NanoTechnology, Inc., a California corporation (“Arrogene”).    As a result of the transactions set forth in the Exchange Agreement we became the 100% parent corporation of Arrogene, and the shareholders of Arrogene became stockholders of the Company. In addition, we adopted the business and operations of Arrogene.

Overview of Arrogene’s Business

Arrogene is an emerging biotechnology company, incorporated in California in 2007, focused on oncology and was founded to commercialize both a new cancer treatment targeting technology and a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression. Arrogene has an exclusive license agreement (the “License”) with Cedars-Sinai Medical Center (“CSMC”) that allows it to develop and commercialize the technology. CSMC has developed a family of related nano-biopolymers known as “Polycefin” (“Polycefin”) believed capable of acting as a drug delivery and targeting platform for cancer therapy and diagnostics.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler and Dr. Alex Ljubimova.  Work on Polycefin involved seven years of development and over $6,000,000 of grants funded mainly from the National Institute of Health (“NIH”).  We believe the same platform can be an effective targeting platform for diagnostic imaging of tumors and other conditions through MRIs and other modalities based on preclinical testing.  The platform targets certain cancer cells and delivers a variety of bound therapeutics or imaging agents to them.  In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  Imaging studies have shown the potential of using the platform to improve the visualization, accuracy, and definition of cancers, including the ability to image certain metastatic cancers (when a cancer spreads (metastasizes) from its original site to another area of the body, it is termed metastatic cancer) that are difficult to detect or visualize using conventional diagnostic imaging techniques.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies.

Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient. Additionally, in vivo testing has shown effectiveness against more than one, widely different, type of cancer (breast and brain), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics.

Arrogene’s product development plan focuses on delivering a diagnostic imaging product line first, due to the relatively simpler regulatory approval process associated with diagnostic imaging agents over therapeutics.  Much pre-clinical and clinical work necessary to support the diagnostic imaging products can also be leveraged, to support the filing of an Investigational New Drug (“IND”) approval for therapeutic agents, a process that Arrogene intends to follow as a second step.  Early indications for both the diagnostic imaging and therapeutics product lines center around primary lung, brain and breast cancers and their metastatic forms into the brain. As survival rates for these primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options.  Arrogene estimates that 30% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the Brain Blood Barrier makes it ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers and might present an early market opportunity.

It is estimated that approximately 207,000 new cases of breast cancer are diagnosed every year in the U.S. Approximately 204,000 cases of lung cancer are diagnosed annually. Additionally there are between 120,000 and 140,000 annual cases of cases of secondary brain cancers. Based on these patient populations, and certain price and usage assumptions, Arrogene has estimated the market potential for the diagnostic imaging products for these indications at a minimum of $400 million annually.  The market potential for the therapeutics products for the same indications, based on the same assumptions, is estimated to exceed $30 billion annually.

We plan to bring our products to market using a licensing and cost sharing strategy.  We will seek to joint venture with pharmaceutical companies with existing cancer therapy drugs or active diagnostic imaging agents.  This licensing strategy offsets some of the risks to the licensee while creating strong incentives to the partners to execute successfully and to scale in the marketplace.  It also may limit our risk, as we begin phases I and II clinical work only with a commitment by the licensee to complete phase III clinical trials and go to market, if successful.

Industry

The industry for cancer diagnostics and therapeutic drugs is very large and competitive.  We have estimated the market potential for our targeted diagnostic imaging products to be at least $400 million annually for the U.S. based on published data and we have estimated the market potential for the therapeutic products to exceed $30 billion annually for the U.S.

Products

We are developing a family of related nano-biopolymers known as Polycefin believed capable of acting as a drug delivery and targeting platform for cancer therapy and diagnostics.   Imaging studies have shown the potential of using the platform to improve the visualization, accuracy, and definition of cancers, including the ability to image certain metastatic cancers which are difficult to detect or visualize using conventional diagnostic imaging techniques.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies.  Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient. Additionally, in vivo testing has shown effectiveness against more than one, widely different, type of cancer (breast and brain), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics.

Our scientists have published extensively the results of our clinical and pre-clinical work, including in Cancer Research , and the Proceeds in the US Academy of Sciences.

Competitive Strengths

Polycefin has the following characteristics which we believe are competitive strengths:

•	It is based on a naturally occurring nano-bio-polymer platform;

•	Testing to date has found it to be non-toxic and bio-degradable with no immunogenic properties;
•	It can be loaded with multiple imaging, therapeutic and targeting agents at the same time;
•	It releases and activates the active ingredients only inside targeted tumor cells;
•	It is capable of passing the Brain Blood Barrier; and
•	It allows for flexibility to engineer multiple nano-conjugates from a common platform each targeting different indications and delivering active agents or imaging agents

Our Strategy

Our strategy is to develop Polycefin into both a diagnostic imaging product line as well as a delivery vehicle for therapeutics with both product lines targeting tumors, with an initial focus on brain, breast and lung cancers including the metastatic forms of the latter two. Based on the scientific results from these initial indications, we might expand our indications to other types of cancer indications as well as other diseases that could benefit from Polycefin’s ability to target disease cells or pass through the Brain Blood Barrier. Our product development plan focuses on delivering a diagnostic imaging product line first, due to the relatively shorter regulatory approval process associated with diagnostic imaging agents over therapeutics.  Our preclinical testing has provided evidence that Polycefin can accurately target certain cancers based on certain over-expressed markers at the cellular level.  We believe that when combined with commercially available imaging agents, such as Magnetic Resonance Imaging contrast agent Gadolinium, our Polycefin based product could result in a superior imaging agent when compared to those currently available to physicians. We believe that such a targeted imaging could result into much higher resolution imaging of targeted cancers, as well as enable quantitative assays to measure disease progression and treatment efficacy.

We further believe that some pre-clinical and clinical work necessary to support the diagnostic imaging products could also be leveraged to support the filing of an IND application for therapeutic products, a process that Arrogene intends to follow as a second step.

In both diagnostic and therapeutic applications, we plan on partnering with larger, more well-established medical device and pharmaceutical companies. We believe we have the opportunity to seek approval from the FDA for the use of Polycefin as a new drug excipient, which once obtained could simplify significantly the regulatory requirements for approving each individual combinations of Polycefin with specific chemotherapeutic drugs. We plan on completing all preclinical testing with our own resources and then working directly with licensing partners to file for the new excipient, to support our therapeutic pipeline as well as for multiple medical imaging drug approvals to support our imaging product.

By partnering we believe we can reduce development risks, lower development costs and required capital for the Company.  However, partnering early in the development/regulatory approval path generally translates into lower up-front and milestone payments for licensing transactions as the partner is taking a greater risk than on a transaction that occurs later in the cycle.

We will continue to evaluate our business and licensing strategy based on market conditions, development progress and our access to capital.

Manufacturing and Suppliers

We currently manufacture batches of Polycefin for preclinical testing purposes in the laboratory at CSMC.  We source biomarkers from multiple commercial partners and suppliers. We also work with pharmaceutical companies to source the active ingredients to be nano-conjugated with polycefin.  At this time there are no significant dependencies on any one supplier and the Company has adopted a dual sourcing strategy for all key components wherever possible.  We do anticipate working with one or more contract manufacturers with FDA Good Manufacturing Practices (GMP) facilities in the future as we progress in our product development efforts.

Quality Control

We do not have a quality system in place at this stage of our development. We plan on developing a set of Standard Operating Procedures (“SOPs”) and overall quality system that is compliant with required FDA Good Laboratory Practices (GLP) and GMP as needed in the future as we progress in our development.

Sales and Marketing

As we are still in the development stage, we do not engage in any sales and marketing activities.  We have begun however the process of negotiating technical and scientific collaborations with a variety of potential future licensing partners. Our strategy is to commercialize our technology through licensing agreements and accordingly, sales and marketing efforts of the end-product will be the responsibility of the licensees, while our primary focus will be to negotiate and support our licensing partners and collaborations.

Research and Development

We plan on utilizing the laboratory at CSMC for research and development activities as provided for in the License.  As of this time we do not employ any full time research and development personnel. It is our plan to expand the development effort by employing or supporting CSMC hiring of certain technical resources.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  If adequate funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

Competition

The diagnostic, pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that we focus on that could lead to the development of new products which could compete with and be superior to our product candidates.  Most of the companies with which we will compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases that could prove to be superior to ours. We expect technological developments in the diagnostic, pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to commercialize them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved diagnostic and therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our lead product candidate or any future product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cancer diagnostics and therapeutic fields, we will be competing with a number of smaller biotechnology companies that are focused on cellular or nano-technological therapy technologies to treat cancers, which may include among others Arrohead Research Corp., Applied Nanotech Holdings, Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology, Immunocellular Therapeutics and Osiris Therapeutics. Northwest Biotherapeutics is developing a dendritic cell-based vaccine treating brain tumors and Celldex Therapeutics has recently completed a Phase II clinical trial to treat glioblastoma with their cancer vaccines, and other companies may also be developing vaccines of this type.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our lead product candidate or any future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

Intellectual Property

The technology covered by the CSMC License includes two issued patents “Antisense inhibition of laminin-8 expression to inhibit human gliomas” No. 7,547,511 issued in June 2009 and “Polymalic acid-based multifunctional drug delivery system” No. 7,935,677 B2 issued in May 2011.  Additionally, CSMC has filed eleven patent applications in the United States and certain foreign countries, which will be covered by the license. New additional patent filings are pending. Under the scope of our license new patent applications filed by CSMC relating to the same subject matter or derivative of the existing patents are subject to inclusion rights or rights of first refusal under the license.

Employees

As of December 31, 2011, Arrogene had two part-time employees both of whom are members of management.  We currently have no full-time employees due to our limited capital resources but have begun retaining consultants for many aspects of our business and technical development.  We expect to expand our employee base to include personnel in administration, research and development and business development in the coming year depending on the availability of funding.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

As of the date of the period covered by this report, the Company neither owned nor leased any real or personal property. Prior to the closing of the Share Exchange on January 11, 2012, most office services were provided by WestPark Capital. For the years ended December 31, 2011 and 2010, the Company incurred costs of $10,000 and $12,000, respectively, for those services.

Through its wholly owned subsidiary acquired as of the closing of the Share Exchange, the Company subleases executive office space at 2500 Broadway, Bldg. F, Suite F-125, Santa Monica, CA 90404 under a lease agreement that expires in February 2013. The monthly payment is $3,338. We believe that this office space will be sufficient for our anticipated needs for the foreseeable future. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 20, 2012, there were 47 holders of record of 15,413,610 shares of the Company’s Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

There were no equity compensation plans authorized by the Company as of December 31, 2011.

Recent Sales of Unregistered Securities

The Company did not sell or issue any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2011 and no securities have been issued for services.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis of financial conditions and results of operations should be read in conjunction with the Company’s financial statements and the related notes, and the other financial information included in this current report.

The Company was originally organized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 11, 2012, the Company merged with Arrogene in accordance with the terms and conditions of the Exchange Agreement. As a result of the Share Exchange, the Company is now an emerging biotechnology company focused on oncology.

Arrogene was founded to commercialize both a new cancer treatment targeting technology and a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  Subsequent to the consummation of the Exchange Agreement, Arrogene expects to complete the acquisition of the License from CSMC in Los Angeles, one of the nation’s premiere research institutions.  CSMC has developed a family of related nano-biopolymers (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin (the “Technology”) and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler, Dr. Alex Ljubimova.  Work on Polycefin involved seven years of development and over $6,000,000 of grants funded mainly from the NIH.  We believe the same platform can be an effective targeting platform for diagnostic imaging of tumors and other conditions through MRI and other modalities based on preclinical testing.  The platform targets certain cancer cells and delivers a variety of bound therapeutics or imaging agents to them.  In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  Imaging studies have shown the potential of using the platform to improve the visualization, accuracy, and definition of cancers, including the ability to image certain metastatic cancers which are difficult to detect or visualize using conventional diagnostic imaging techniques.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies.

Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient. Additionally, in vivo testing has shown effectiveness against more than one, widely different, type of cancer (breast and brain), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics.

Arrogene’s product development plan focuses on delivering a diagnostic imaging product line first, due to the relatively simpler regulatory approval process associated with diagnostic imaging agents over therapeutics.  Much pre-clinical and clinical work necessary to support the diagnostic imaging products can also be leveraged, to support the filing for an IND application for therapeutics agents, a process that Arrogene intends to follow as a second step.  Early indications for both the diagnostic imaging and therapeutics product lines center around primary lung, brain and breast cancers and their metastatic forms into the brain.  As survival rates for these primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options.  Arrogene estimates that 30% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the Brain Blood Barrier makes it ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers and might present an early market opportunity.

It is estimated that approximately 207,000 new cases of breast cancer are diagnosed every year in the U.S. Approximately 204,000 cases of lung cancer are diagnosed annually. Additionally there are between 120,000 and 140,000 annual cases of cases of secondary brain cancers. Based on these patient populations, and certain price and usage assumptions, Arrogene has estimated the market potential for the diagnostic imaging products for these indications at a minimum of $400 million annually.  The market potential for the therapeutics products for the same indications, based on the same assumptions, is estimated to exceed $30 billion annually.

We plan to bring our products to market using a licensing and cost sharing strategy.  We will seek to joint venture with pharmaceutical companies with existing cancer therapy drugs or active diagnostic imaging agents.  This licensing strategy offsets some of the risks to the licensee while creating strong incentives to the partners to execute successfully and to scale in the marketplace.  It also may limit our risk, as we begin phases I and II clinical work only with a commitment by the licensee to complete phase III clinical trials and go to market, if successful.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of the period covered by this report, the Company has $7,864 in cash, negative working capital, negative stockholders’ equity and has not earned any revenues from operations. There are no assurances that the Company will be able to secure additional funding as needed. Currently, however, the Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our ability to generate future profitable operations will be affected by costs associated with our efforts to develop Polycefin into a commercial product including regulatory approvals, the expansion of our general and administrative capabilities, and the expenses that we incur as a publicly-traded company.  These costs include costs associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.

Liquidity and Capital Resources

As of December 31, 2011, prior to the closing of the transactions set forth in the Exchange Agreement, the Company had assets equal to $7,864, comprised exclusively of cash. This compares with assets of $8,924, comprised exclusively of cash, as of December 31, 2010. The Company’s current liabilities as of December 31, 2011 totaled $162,500, comprised exclusively of monies due to stockholders. This compares with total liabilities of $132,500 comprised exclusively of monies due to stockholders, as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and December 31, 2010 and for the cumulative period from January 3, 2007 (Inception) to December 31, 2011.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010	For the Cumulative Period from January 3, 2007 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$(31,060)	$(36,427)	$(162,136)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$30,000	$30,000	$170,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,060)	$(6,427)	$7,864

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurance can be given that the necessary financing will be available on terms acceptable to us, if at all. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations and we may have to delay, scale-back, or eliminate certain aspects of our research, testing and/or development activities.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) through the date of the period covered by this report. It is unlikely the Company will be able to continue as a going concern unless it is able to develop additional sources of capital, and ultimately, achieve profitable operations. Following the Share Exchange, the future success of our business will depend in great part on our ability to conduct research and development on the technology covered by the CSMC License. The Company’s plan of operation for the next twelve months shall be to continue its efforts to raise additional capital from the sale of equity or debt securities and, possibly, seeking corporate development partnerships to advance technology development activities for sharing the costs of research, development, and commercialization of the licensed technology.

For the fiscal year ended December 31, 2011, the Company had a net loss of $31,060, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2010, the Company had a net loss of $36,427, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from January 3, 2007 (Inception) to December 31, 2011, the Company had a net loss of $162,136 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2007, and Quarterly Reports and Annual Reports on Form 10-Q and Form 10-K (or Form 10-KSB), respectively.

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

1600 BROADWAY

SUITE 1940

DENVER, CO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SRKP 16, Inc.

Santa Monica, CA

We have audited the accompanying balance sheets of SRKP 16, Inc. (a development stage company) ("Company") as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from January 3, 2007 (inception) to December 31, 2011. SRKP 16, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 16, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from January 3, 2007 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in Note 1 to the financial statements, the Company recently completed a merger and is in the development stage.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately achieve profitable operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado

March 20, 2012

SRKP 16, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$7,864	$8,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$162,500	$132,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	---	---
Common stock, $.0001 par value
100,000,000 shares authorized, 7,096,390 issued and
outstanding, respectively	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(162,136)	(131,076)

Total Stockholders' Equity (Deficit)	(154,636)	(123,576)

Total Liabilities and Stockholders' Equity (Deficit)	$7,864	$8,924

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

						Cumulative from
						January 3, 2007
		For the Year Ended		For the Year Ended		(Inception) to
		December 31, 2011		December 31, 2010		December 31, 2011

REVENUE	$	---	$	---	$	---

EXPENSES		31,060		36,427		162,136

NET (LOSS)		$(31,060)		$(36,427)		$(162,136)

NET (LOSS) PER COMMON SHARE-BASIC		*		*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		7,096,390		7,096,390

* Less than $.01

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid	(Deficit) Accumulated During Development	Total Stockholders’
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balances, January 3, 2007 (Inception)	-	$-	$-	$-	$-

Sale of common stock on January 3, 2007
at $.0007046 per share	7,096,390	710	4,290	-	5,000

Sale of warrants on January 3, 2007 at
$.0003523 per warrant	-	-	2,500	-	2,500

Net (loss)	-	-	-	(39,143)	(39,143)

Balances, December 31, 2007	7,096,390	710	6,790	(39,143)	(31,643)

Net (loss)	-	-	-	(23,354)	(23,354)

Balances, December 31, 2008	7,096,390	710	6,790	(62,497)	(54,997)

Net (loss)	-	-	-	(32,152)	(32,152)

Balances, December 31, 2009	7,096,390	710	6,790	(94,649)	(87,149)

Net (loss)	-	-	-	(36,427)	(36,427)

Balances, December 31, 2010	7,096,390	710	6,790	(131,076)	(123,576)

Net (loss)	-	-	-	(31,060)	(31,060)

Balances, December 31, 2011	7,096,390	$710	$6,790	$(162,136)	$(154,636)

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative from
			January 3, 2007
	For the Year Ended	For the Year Ended	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(31,060)	$(36,427)	$(162,136)

Net Cash (Used In) Operating Activities	(31,060)	(36,427)	(162,136)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	30,000	30,000	162,500

Net Cash Provided by Financing Activities	30,000	30,000	170,000

NET INCREASE IN CASH AND CASH EQUIVALENTS:	(1,060)	(6,427)	7,864

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	8,924	15,351	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,864	$8,924	$7,864

The accompanying notes are an integral part of these financial statements.

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

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On January 11, 2012, the Company merged with Arrogene NanoTechnology, Inc. as part of an Agreement and Plan of Reorganization. The Company is now an emerging biotechnology company focused on oncology. The Company has an exclusive option to license a family of related nano-biopolymers collectively referred to as “Polycefin™” that are capable of acting as a drug delivery and targeting platform for cancer therapy and diagnositcs. Polycefin are designed to target cancer cells and deliver a variety of bound therapeutics to them. In vivo pre clinical studies have shown evidence that existing cancer drugs could have increased efficacy and reduced side effects when attached to the Polycefin platform. Polycefin’s have the ability to harbor various drugs at the same time making it a master delivery vehicle that can be customized for a particular tumor and potentially for an individual patient. See Note 5 – Subsequent Events for more information.

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

SRKP 16, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $10,000 in the taxable year in which the trade or business begins.  The $10,000 must be reduced by the amount of startup costs in excess of $60,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized. As a result of the effectiveness of the Agreement and Plan of Reorganization with Arrogene NanoTechnology, Inc. that was consummated on January 11, 2012, the Company’s net operating loss is further limited due to the change of shareholder control resulting from. See Note 5 – Subsequent Events for more information.

The Company has adopted ASC Topic 740, "Accounting for Uncertainty in Income Taxes" – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 3, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, "Accounting for Income Taxes". As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2010 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2011 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

The Company does not have any unrecognized tax benefits as of December 31, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 2 - STOCKHOLDERS' EQUITY

During 2007, the Company sold 7,096,390 shares of its $.0001 par value common stock to various investors for $5,000. In addition, the Company also sold to these investors for $2,500 cash warrants to purchase 7,096,390 shares of common stock at an exercise price of $.0001. These warrants expire at the earlier date of 10 years from date of purchase or 5 years from the date the Company consummates a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company.”

SRKP 16, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)

On January 11, 2012, the Company completed an Agreement and Plan of Reorganization with Arrogene NanoTechnology, Inc. Pursuant to the terms of the agreement, the Company issued an aggregate of 12,660,000 shares of common stock to acquire 100% of the issued and outstanding common shares of Arrogene in a transaction structured as a stock-for-stock exchange (the “Share Exchange”). The Company’s current shareholders also cancelled an aggregate of 5,454,780 shares of common stock held such that the Company’s current shareholders will hold an aggregate of 1,641,610 shares of common stock immediately after the Share Exchange.  The Company’s current shareholders also cancelled an aggregate of 7,096,390 warrants such that our current shareholders held no warrants immediately after the Share Exchange.  See Note 5 – Subsequent Events for more information.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services were provided at a charge by WestPark Capital. For the years ended December 31, 2011 and 2010 the Company incurred costs of $10,000 and $12,000 for these services, respectively. The Company’s former President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The former officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $162,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

On January 11, 2012, the Company consummated an Agreement and Plan of Reorganization (the “Exchange Agreement”) with Arrogene NanoTechnology, Inc., a California corporation (“Arrogene”). Pursuant to the terms of the Exchange Agreement, the Company issued an aggregate of 12,660,000 shares of common stock to acquire 100% of the issued and outstanding common shares of Arrogene in a transaction structured as a stock-for-stock exchange (the “Share Exchange”). The Company’s current shareholders also cancelled an aggregate of 5,454,780 shares of common stock held such that the Company’s current shareholders will hold an aggregate of 1,641,610 shares of common stock immediately after the Share Exchange.  The Company’s current shareholders also cancelled an aggregate of 7,096,390 warrants such that the Company’s current shareholders held no warrants immediately after the Share Exchange.  Additionally, in connection with the Share Exchange, each of the Company’s officers and directors resigned their positions and were replaced by Arrogene officers and directors.

SRKP 16, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SUBSEQUENT EVENTS (Continued)

On January 11, 2012, concurrently with the close of the Share Exchange, the Company conducted an initial closing (the “First Closing”) of a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, the Company sold and issued an aggregate of 502,000 units (the “Units”) at a private offering price of $1.00 per Unit for gross proceeds of $502,000. Each Unit sold in the Private Placement consisted of (i) one share of common Stock, and (ii) two common stock purchase warrants (the “Warrants”) that are exercisable for five years from the date of issuance. One of the Warrants is exercisable to purchase one share of Common Stock at an exercise price of $1.50 per share; and a second Warrant is exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share. Upon the First Closing of the Private Placement, the placement agents were paid a commission equal to 10% of the gross proceeds from the financing and a 3% non-accountable expense allowance, in addition to placement agent warrants (the “Placement Agent Warrants”) equal to 10% of the number of shares of common stock underlying the Units sold in the offering.  The Company’s net proceeds from the First Closing was $404,688. The Placement Agent Warrants shall be exercisable for five years and shall have an exercise price of $1.00 per share for Warrants issued on the Units, and an exercise price of $1.50 and $2.00 per share for Warrants issued on the Warrants included in the Units. The Company is authorized to sell up to an aggregate of 4.8 million Units including the over allotment option. WestPark Capital is a co-placement agent for the Private Placement. In connection with the Exchange Agreement, $147,500 of the Due to Stockholders’ balance was forgiven and the remaining $15,000 was repaid using proceeds from the First Closing.

On February 9, 2012, the Company conducted a second closing of the Private Placement (the “Second Closing”). In the Second Closing, the Company sold an additional 610,000 Units receiving $610,000 in gross proceeds. The Company paid the placement agents a commission equal to 10% of the gross proceeds from the financing and a 3% non-accountable expense allowance, in addition to placement agent warrants Placement Agent Warrants equal to 10% of the number of shares of common stock underlying the Units sold in the offering.  The Company’s net proceeds from the Second Closing was $511,762.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

We carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers.

Effective upon the closing of the Share Exchange, on January 11, 2012, our former board of directors, which consisted of Richard A. Rappaport and Anthony C. Pintsopoulos, appointed Maurizio Vecchione, Julia Ljubimova and Robert Stukelman to the board of directors of our Company, with Robert Stuckelman serving as Chairman of the Board. Mr. Rappaport, who was our President and a director, and Mr. Pintsopoulos, who was our Chief Financial Officer, Secretary and a director, then resigned from all of their respective director and executive positions with the Company upon the closing of the Share Exchange. In addition, concurrent with the closing of the Share Exchange, the reconstituted board appointed Maurizio Vecchione as our Chief Executive Officer, Julia Ljubimova as our President and Chief Scientific Officer and Jeffrey Sperber as our Chief Financial Officer.

Name	Age	Position

Robert Stuckelman	79	Chairman
Maurizio Vecchione	50	Chief Executive Officer and Director
Julia Ljubimova	52	President and Chief Scientific Officer and Director
Jeffrey Sperber	47	Chief Financial Officer

Robert Stuckelman, has served as Chairman of the Board of Directors of the Company since January 11, 2012 and as Chairman of Arrogene since August 2007. Mr. Stuckelman is the President of Technical Management Consultants, providing consulting services to technology and healthcare companies. He founded CompuMed, a public medical technology company in 1973, was its President from 1972 to 1982 and 1990 to 1994.  He has recently been or is currently on the Board of Directors of Roex, Surpluzz, Cyber University, The Worldwide Web Store, HWO and BioEnergy Delivery Systems. He holds an MSEE from the University of Southern California and a BEE from Cornell University. Mr. Stuckelman was appointed to serve as a director because he was a founder of Arrogene and he has extensive prior business experience as an executive and board member.

Maurizio Vecchione.  Mr. Vecchione has served as Chief Executive Officer and director of the Company since January 11, 2012 and as Chief Executive Officer of Arrogene since December 2008. Mr. Vecchione’s career spans 27 years as both a scientist and a high technology entrepreneur. As a physicist, he was a pioneer of imaging and computer graphics, and he was also member of the research team that resulted in the 1979 Nobel Prize in Physics be awarded to team leader Dr. Salam.  He co-founded computer graphics and imaging company Modacad, which later became Styleclick, completed an initial public offering in 1996 under his leadership.  He led Styleclick until it was sold to InterActive Corp (then USA Networks).  Subsequently he was CEO of Microwave Photonics, a unit of British Telecom Plc (BT), which he ultimately spun out of BT and sold to LGC Wireless.  He was then CEO of cancer imaging biomarker pioneer company Trestle, a position he held until the sale of that company to Clarient Inc. (then a unit of Safeguard Scientific).  He is currently CEO of CompuMed Inc., a telemedicine and clinical research company in cardiology.  He also serves as Chairman of private equity and strategic management consultant Synthetica.  He is Chairman of the IDEAS Studio, an educational software and media company he co-founded.  He was twice a finalist for Ernst & Young’s Entrepreneur of the Year award and received the prestigious DEMO award in 2003.  He is a member of the Institute of Electrical and Electronic Engineers (“IEEE”), a member of the IEEE Nanotechnology Council and the IEEE Engineering in Medicine and Biology Society, and the Association for Computing Machinery’s Special Interest Group on Computer Graphics and Interactive Techniques. Mr. Vecchione was appointed to serve as a director because of his extensive prior executive experience and his deep knowledge of the industry.

Julia Ljubimova, MD, PhD.  Dr. Ljubimova was appointed to serve as President, Chief Scientific Officer and a Director of the Company on January 11, 2012 and of Arrogene on August 2007. Dr. Ljubimova is a Director Nanomedicine Center and Professor of Neurosurgery at Cedars-Sinai Medical Center. Her primary research interests involve methods to block human glioma growth, brain and breast tumor prevention treatments and the effects of air pollution on the brain.  Dr. Ljubimova has been working at Cedars-Sinai Medical Center since 1993. Dr. Ljubimova's studies have been published in numerous peer-reviewed publications, including Cancer Research, Cancer, American Journal of Pathology, and International Journal of Oncology.  She is serving on the National Institute of Health Study Section “Nanoscience for Biology and Medicine”.   Dr. Ljubimova’s research is funded by the grants from the National Institutes of Health and other government organizations. Ms. Ljubimova was appointed to serve as a director because she was a founder of Arrogene, is an inventor of the Polycefin technology, and is an expert in the field of oncology.

Jeffrey Sperber.  Mr. Sperber has served as Arrogene’s Chief Financial Officer since November 2010.  Mr. Sperber is employed on a part-time basis and also serves as the chief financial officer of another non-competitive business.  From June 2004 through June 2011, Mr. Sperber served as the chief financial officer of Ceragenix Pharmaceuticals, and its predecessor companies where he led a successful reverse merger transaction and several rounds of subsequent financing.  From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies.  From March 2001 through January 2004, Mr. Sperber served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000.  From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi-family housing communities.  At USOL, Mr. Sperber led a successful public offering of USOL’s Common Stock.  From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele Communications, Inc., which was subsequently acquired by Comcast.  From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities.  From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado.  Mr. Sperber received a CPA license in the State of Colorado, which has since expired.   Mr. Sperber formerly served as as an outside director of Omni Bio Pharmaceuticals, Inc. from October 2009 to August 2011where he also served as Audit Committee Chair.  Ceragenix Pharmaceuticals, Inc. filed a voluntary petition for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy code in June 2010 which was converted to a Chapter 7 in January 2012.  That proceeding is ongoing.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years except for the voluntary Chapter 11 filing by Ceragenix Pharmaceuticals, Inc., of which Mr. Sperber served as an officer and director.

There have been no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 5, 2008 and is incorporated herein by reference. Requests for copies of the Code of Ethics should be sent in writing to SRKP 16, Inc., Attention: Secretary, 2500 Broadway, Bldg. F., Suite F-125, Santa Monica, CA 90404.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to executive officers and directors during the fiscal years ended December 31, 2010 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Richard Rappaport, Former President and Director(1)	2010 2011	None None	None None	None None	None None	None None	None None	None None	None None
Anthony C. Pintsopoulos, Secretary, Chief Financial Officer and Director(1)	2010 2011	None None	None None	None None	None None	None None	None None	None None	None None
Maurizio Vecchione, CEO(2)	2010 2011	None None	None None	None None	None None	None None	None None	None None	None None
Jeffrey Sperber, CFO(2)	2010 2011	None None	None None	None None	None None	None None	None None	None None	None None
Julia Ljubimova, President, Chief Scientific Officer and Director(2)	2010 2011	None None	None None	None None	None None	None None	None None	None None	None None
(1)	Resigned concurrent with the closing of the Share Exchange.
(2)	Appointed concurrent with the Share Exchange.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers and directors as of December 31, 2011 prior to the closing of the Share Exchange on January 11, 2012. From inception through December 31, 2011, the officers and directors of the Company did not receive any cash or other compensation for serving in such capacity since inception.

As of the date of the period covered by this report, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs were adopted by the Company for the benefit of its employees.

Compensation Committee Interlocks and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions. We anticipate that our board of directors will establish a compensation committee in the near future that will be comprised of non-employee members of our board of directors.  Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives.  Those companies may or may not be public companies or companies located in California or even, in all cases, companies in a similar business.

Until such time as a formal compensation program and committee is established, our board of directors will structure compensation and bonus levels and our board of directors will approve the structure.  After the compensation committee is formed, it will determine the structure.  Our board of directors has established a compensation program for executive officers for 2012 that is designed to attract, as needed, individuals with the skills necessary for us achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar functions; therefore, it does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 20, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is 2500 Broadway, Bldg. F., Suite F-125, Santa Monica, CA 90404.

Name and Address of Beneficial Owner	Number of Shares (1)	Percent
Julia Ljubimova (2)	3,852,592	24.99%
Keith Black	2,394,233	15.53%
Alex Ljubimov (2)	728,680	4.72%
Marc Rosenberg	844,777	5.48%
Robert Stuckelman	832,777	5.40%
Eggehard Holler	832,777	5.40%
Maurizio Vecchione (3)	1,349,165	8.75%
Jeffrey Sperber	-0-	0.0%
Richard Rappaport (4)	1,274,389	8.27%
Cedars-Sinai Medical Center (5)	1,500,000	9.73%
GVC Capital, LLC (6)
Executive Officers and Directors as a Group (4 persons)	6,034,534	40.7%

____________________

(1) There are currently 15,413,610 shares of Common Stock issued and outstanding. The number shown does not give effect to (a) the conversion of $726,550 in Convertible Notes into an aggregate of 2,421,833 shares, (b) the exercise of 3,639,783 of outstanding warrants, or (c) shares reserved for issuance under an employee incentive plan.

(2) Ms.Ljubimova and Mr. Ljubimov are husband and wife.

(3) Shares are held by Synthetica, Ltd. of which Mr. Vecchione is the sole owner.

(4) Consists of shares of SRKP that Mr. Rappaport owns or controls.  Mr. Rappaport’s address is WestPark Capital, Inc., 1900 Avenue of the Stars, Suite 310, Los Angeles, CA  90067.

(5) Mr. Edward M. Prunchanas, Senior Vice President and Chief Financial Officer is deemed to control the voting and dispositive power of these securities.

(6) Consists of currently exercisable warrants. GVC’s address is 5350 S. Roslyn Street, Suite 400, Greenwood Village, CO 80111.

(b)	The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

During the period from inception (January 3, 2007) to December 31, 2011, fees and expenses in an aggregate amount equal to approximately $162,500 (the “Advances”) have been advanced by certain of the Company’s stockholders to pay for operating expenses. The funds have been advanced interest free, are unsecured and due on demand. There are no written agreements in effect with respect to the Advances.

The Company used the office space of WestPark Capital and has incurred costs of $10,000 and $12,000 for such office services during the fiscal years ended December 31, 2011 and 2010, respectively. The Company’s President and director from January 2007 to January 11, 2012, Richard Rappaport, is also the Chief Executive Officer of WestPark Capital and the Company’s Secretary, Chief Financial Officer, and director from January 2007 to January 11, 2012, Anthony Pinsopoulos is the President and Chief Financial Officer of WestPark Capital.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Maurizio Vecchione and Julia Ljubimova would not be considered independent as they also serve as executive officers of the Company.

Item 14. Principal Accounting Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $18,215 for the fiscal year ended December 31, 2011 and $13,250 for the fiscal year ended December 31, 2010.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011 and for the fiscal year ended December 31, 2010.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2011 and $1,855 for the fiscal year ended December 31, 2010.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended December 31, 2011 and for the fiscal year ended December 31, 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

 _________

*Page F-1 follows page 12 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

2.2*	Agreement and Plan of Reorganization dated July 18, 2011
3.1**	Certificate of Incorporation
3.2**	By-laws
10.1***	Form of Subscription Agreement and Lock-Up Agreement
10.2***	License Agreement with Cedars-Sinai Medical Center
10.3***	Amendment No. 1 to License Agreement with Cedars-Sinai Medical Center
10.4***	Amendment No. 2 to License Agreement with Cedars-Sinai Medical Center
10.5***	Amendment No. 3 to License Agreement with Cedars-Sinai Medical Center
10.6***	Amendment No. 4 to License Agreement with Cedars-Sinai Medical Center
14.1****	Corporate Code of Ethics and Conduct, adopted December 20, 2007
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and
Exchange Commission on October 25, 2011 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 26, 2007 and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and
Exchange Commission on January 11, 2012 and incorporated herein by this reference.

****	Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 5, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 16, INC.

Dated: March 23, 2012	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Chief Executive Officer
Principal Executive Officer

Dated: March 23, 2012	By:	/s/ Jeffrey Sperber
Jeffrey Sperber
Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date

By:	/s/ Maurizio Vecchione	Chief Executive Officer and Director	March 23, 2012
Maurizio Vecchione

By:	/s/ Robert Stuckelman	Chairman of the Board	March 23, 2012
Robert Stuckelman

By:	/s/ Juilia Ljubimova	President, Chief Scientific Officer	March 23, 2012
	Julia Ljubimova	and Director

