Form 10-Q
period 2012-01-31
SRKP 16 INC
filed 2012-03-23
CIK 1403792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

Commission File Number: 000-52932

SRKP 16, INC.

(Exact name of registrant as Specified in its Charter)

Delaware	20-8057585
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

2500 Broadway, Bldg. F, Suite F-125 Santa Monica, CA	90045
(Address of Principal Executive Offices)	(Zip Code)

(310) 359-1680

(Issuer’s Telephone Number)

4737 North Ocean Drive, Suite 207

Lauderdale by the Sea, FL 33308

 (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                 Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                 Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:  Yes ☐   No  ☐

APPLICABLE ONLY TO CORPORATE USERS

As of March 19, 2012 the registrant had 15,413,610 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011	3

	Condensed Consolidated Statements of Operations for the three months ended January 31, 2012 and January 31, 2011 (unaudited) and for the period from inception (August 7, 2007) through January 31, 2012	4

	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2012 and January 31, 2011 (unaudited) and for the period from inception (August 7, 2007) through January 31, 2012	5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended January 31, 2012 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Overview	17

	Results of Operations	20

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	22

	PART II — OTHER INFORMATION	24

Item 1. Item 1A.	Legal Proceedings Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	[Removed and Reserved]	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

SRKP 16, INC.  (d/b/a Arrogene)

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 20012 (UNAUDITED) AND OCTOBER 31, 2011

	January 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,782	$2,094
Prepaid services and deposit	8,000	10,024
Total current assets	112,782	12,118

Property and equipment, net	1,093	1,242
Total assets	$113,875	$13,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$63,413	$79,453
Accrued legal fees	134,449	153,547
Related party payables	50,350	66,350
Other payables and accrued expenses	23,197	9,747
Convertible notes	726,550	726,550
Total current liabilities	997,959	1,035,647

Total liabilities	997,959	1,035,647

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 14,803,610 and 11,091,900 shares, respectively, issued and outstanding	1,480	1,109
Additional paid-in capital	1,328,215	498,468
Deficit accumulated during the development stage	(2,213,779)	(1,521,864)
Total stockholders’ deficit	(884,084)	(1,022,287)
Total liabilities and stockholders’ deficit	$113,875	$13,360

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC. (d/b/a Arrogene)

 (a development stage enterprise)

  STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2012

(unaudited)

	2012	2011	Cumulative From Inception (August 7, 2007) Through January 31, 2012

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
General and administrative	181,033	306,809	1,581,135
Licensing fees	480,430	—	480,430
	661,463	306,809	2,061,565

Loss from operations	(661,463)	(306,809)	(2,061,565)

OTHER INCOME (EXPENSE):
Interest	(30,452)	(11,132)	(152,214)
	(30,452)	(11,132)	(152,214)

NET LOSS	$ (691,915)	$ (317,941)	$ (2,213,779)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	13,056,171	10,991,900	N/A

LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.03)	N/A

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC. (d/b/a Arrogene)

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2012

	2012	2011	Cumulative From Inception (August 7, 2007) Through January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(691,915)	$(317,941)	$(2,213,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt placement costs	—	11,132	121,517
Share-based payment expense	462,830	125,580	714,110
Depreciation expense	149	99	696

(Increase) decrease in prepaid services and deposit	2,024	(8,000)	(8,000)
Increase (decrease) in other payables and accrued expenses	(44,088)	(37,237)	425,408
Increase (decrease) in related party payables	(16,000)	(3,500)	50,350
Net cash used in operating activities	(287,000)	(229,867)	(909,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	389,688	—	389,688
Capital expenditures	—	(1,789)	(1,789)
Net cash provided by (used in) investing activities	389,688	(1,789)	387,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Promissory Notes	80,000	—	80,000
Repayments of Promissory Notes	(80,000)	—	(80,000)
Net proceeds from sale of Convertible Notes	—	154,566	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Net cash provided by financing activities	—	154,566	626,581

Net increase (decrease) in cash	102,688	(77,090)	104,782
Cash and cash equivalents at the beginning of period	2,094	110,158	—
Cash and cash equivalents at the end of period	$104,782	$33,068	$104,782

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC. (d/b/a Arrogene)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JANUARY 31, 2012

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
BALANCES, October 31, 2011	—	$—	11,091,900	$1,109	$498,468	$(1,521,864)	$(1,022,287)

Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Business acquisition	—	—	2,243,610	224	389,464	—	389,688
Net loss	—	—	—	—	—	(691,915)	(691,915)
BALANCES, January 31, 2012	—	$—	14,803,610	$1,480	$1,328,215	$(2,213,779)	$(884,084))

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2012 and 2011

(1)

BUSINESS AND OVERVIEW

SRKP 16, Inc. (“SRKP”), was incorporated under the laws of the State of Delaware on December 7, 2006.  On January 11, 2012, we consummated a reverse merger transaction (the “Reverse Merger”) with Arrogene Nanotechnology, Inc., (“Arrogene”) a company focused on oncology.  Hereafter, SRKP 16, Inc. and Arrogene are collectively referred to as the “Company.”  Until such time that SRKP can formally change its name, it is doing business as Arrogene.

As a result of the Reverse Merger, the shareholders of Arrogene received 12,660,000 shares of SRKP common stock or approximately 86 % of the issued and outstanding common shares of SRKP after the transaction.  Further, Arrogene warrant holders received identical common stock purchase warrants in SRKP.  Additionally, immediately after the Reverse Merger, the officers of Arrogene became the officers of SRKP and the SRKP Board of Directors consists solely of former Arrogene officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of SRKP by Arrogene (the accounting acquirer) and a recapitalization of Arrogene.  As a result, the financial statements for all periods presented and discussed herein are those of Arrogene.  In connection with the Reverse Merger, SRKP sold 502,000 units (the “Units”), with each Unit consisting of  (i) one share of common stock, and (ii) two common stock purchase warrants (the “SRKP Warrants”) that are exercisable for five years from the date of issuance.  One of the SRKP Warrants is exercisable at $1.50 per share and the other is exercisable at $2.00 per share.  SRKP received $404,688 in net proceeds from the sale of the Units after payment of commissions and other expenses associated with the offering, of which $389,688 was acquired by Arrogene at the time of the Reverse Merger.

The Company has an exclusive license (the “License”) to a family of related nano-biopolymers collectively referred to as “Polycefin™” that are capable of acting as a drug delivery and targeting platform for cancer therapy and diagnositcs.  Polycefin are designed to target cancer cells and deliver a variety of bound therapeutics to them.   In vivo pre-clinical studies have shown evidence that existing cancer drugs could have increased efficacy and reduced side effects when attached to the Polycefin  platform.  Polycefin has the ability to harbor various drugs at the same time making it possibly a master delivery vehicle that can be customized for a particular tumor and potentially for an individual patient.  Additionally, in vivo testing has shown efficacy against more than one type of cancer (breast and  brain) suggesting that Polycefin may have application to a wide range of cancer types, therapeutics and diagnostics.

We plan on commercializing our products using a licensing and cost sharing strategy, seeking to enter into arrangements with major pharmaceutical companies with existing cancer therapy drugs facing issues relating to patent expirations, market expansion or contraction.   It is our goal to only commence Phase I and Phase II clinical trials with a commitment from a licensee to complete Phase III clinical trials and go to market, if approval is received.  Further, we are also exploring use of Polycefin as a potential medical diagnostic product(s) for oncology related applications.   All of our planned products will require approval or marketing clearance from the United States Food and Drug Administration (the “FDA”).  To date we have not filed any applications with the FDA.

Since its inception in August 2007, Arrogene’s principal activities have involved developing a business strategy, raising capital, identifying and licensing the Polycefin technology, development of the technology, and recruiting management and board members.  For accounting purposes, the Company is considered a development stage company in accordance with Accounting Standards Codification (“ASC”) 915.

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since our inception in August 2007, we have incurred cash and operating losses, and as of January 31, 2012, we had a deficit accumulated during the development stage of $2,213,779 and a working capital deficit of $885,177.  We have relied primarily upon proceeds from the sale of convertible notes (the “Convertible Notes”) and equity to fund our operations.  As of January 31, 2012, the outstanding balance of the Convertible Notes was $726,550.  As amended, the Convertible Notes matured on December 15, 2011and are currently in default.  The Convertible Notes are secured by a senior lien on all of our tangible and intangible assets.

As discussed above, in connection with the Reverse Merger, SRKP sold 502,000 Units receiving net proceeds of $404,688 of which $389,688 remained at the time of the Reverse Merger.   As of January 31, 2012, the Company’s cash balance was $104,782.  Further, in February 2012, the Company closed on the sale of an additional 610,000 Units receiving net proceeds of $479,825.  Management believes that existing cash on hand in combination with these proceeds will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of the Company’s fiscal year.   However, this operating plan contemplates delaying certain research and development expenditures and payments over time of certain accrued expenses. The Company is continuing to market the sale of the Units and is authorized to sell up to 4.0 million Units in aggregate.  While management is hopeful that a sufficient number of Units will be sold to fund the Company’s planned activities and contractual operations for at least the next twelve months and beyond, there is no assurance that we will be successful in these efforts.

Management’s assumptions above in regards to how long the proceeds from the sale of the Units will last assumes that a majority, if not all, of the Convertible Notes will be converted into shares of common stock and proceeds from the offering will not be used to repay debt.  Further, holders representing $559,550 of Convertible Notes previously agreed to convert their notes into shares of common stock upon the Company receiving at least $1.0 million in aggregate gross proceeds from the sale of Units, the Company consummating the Reverse Merger, and the Company effectuating the license with Cedars-Sinai Medical Center (“CSMC”).  All of these conditions have since been met. Management is currently undertaking efforts to not only affirm the previously agreed to conversions but also to convince the remaining note holders to convert their Convertible Notes into common stock under the same terms but no assurance can be provided that we will be successful in these efforts.

In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company out of business.  The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from an inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of SRKP and its wholly owned subsidiary Arrogene.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at January 31, 2012 and the results of operations and cash flows of the Company for the three months ended January 31, 2012 and 2011.  Operating results for the three months ended January 31, 2012, are not necessarily indicative of the results that may be expected for the year ended October 31, 2012.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended October 31, 2011 filed on Form 8-K on January 18, 2012.  The accompanying financial statements have been prepared as if the Reverse Merger took place at the beginning of all periods presented.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results may differ from these estimates.

(3)

LICENSE AGREEMENT

On December 23, 2009, we entered into an agreement for the right to an exclusive license agreement with CSMC which provides us with the world-wide rights to U.S Patent No. 7,547,511 “Antisense Inhibition of Laminin-8 Expression to Inhibit Human Gliomas” along with related technical information to develop, market and sell human therapeutic and diagnostic products, including new pharmaceutical products and/or non-prescriptive products using the patented technology (the “CSMC Agreement”).  The CSMC Agreement has been amended four times; December 8, 2010, June 30, 2011, August 31, 2011 and October 28, 2011. The CSMC Agreement also provides us with the rights to several other related, filed, but yet unissued patents.  The CSMC Agreement requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.  The CSMC Agreement expires on a country-by-country basis on the date that the last patent covered under the agreement expires (currently 2029).

The CSMC Agreement, as amended, sets forth certain conditions precedent prior to the License becoming effective.  The conditions are:

•

Provide written notice to CSMC of our intention to exercise our option to license along with a non-refundable license fee of $40,000 by no later than October 31, 2011;

•

The Company securing a capital or a financial commitment that aggregates to at least $5 million by no later than October 31, 2011 and/or completing a “going public transaction” (as defined in the agreement) prior to October 31, 2011 providing for a total capital raise of at least $13,000,000 in equity, with a minimum of $1,000,000 and a maximum of $4,800,000 being immediately available upon consummation of the Going Public Transaction and the remaining balance, including a minimum of $10,000,000 available from redemption of warrants; and

•

The Company must issue to CSMC shares of voting common stock equal to approximately 10% of the issued and outstanding voting shares provided however that such shares shall have the economic equivalent of at least $1.0 million up to a maximum of $1.5 million.  See discussion in Note 5 below.

In October 2011, we notified CSMC of our intent to exercise the License and on November 2, 2011 we paid the non-refundable licensing fee of $40,000 as well as issued to CSMC 1,468,100 shares of common stock.  We valued the shares issued to CSMC at $.30 per share based on the most recent sale transaction for the Company’s common stock.  Accordingly, we recorded $440,430 as a licensing fee to reflect the issuance of these shares.

The CSMC Agreement required a number of conditions precedent to be satisfied by October 31, 2011 in order to effectuate the License including consummating the Reverse Merger and raising at least $1.0 million in connection with the sale of Units.  We did not consummate the Reverse Merger until January 2012 and did not sell an aggregate of $1.0 million in Units until February 2012.  However, in March 2012, after demonstrating satisfaction of all the conditions precedent, CSMC confirmed in writing that the License had been effectuated.

The CSMC Agreement also requires us to achieve certain other milestones in order to maintain the agreement.  These include the following:

•

Begin development or enter into a joint venture, licensing or sub-licensing agreement, or other business arrangement with a third party not an affiliate of the Company to cause development of at least one product consistent with sound business practices by December 31, 2012;

•

Expend at least $500,000 in the aggregate toward the development or promotion of the sale of products based on the licensed patent rights or technical information commencing from the effective date of the agreement and continuing through and including December 31, 2012, and at least $1,000,000 annually thereafter for further development or promotion of the sale of products through and including December 31, 2013;

•

Provide to CSMC at least $150,000 (in aggregate) within at least a four year period to fund research and development of the licensed patent rights and technical information;

•

On or before December 31, 2013, the Company shall have commenced a clinical trial or trials in connection with at least one intended commercial use;

To date, we have not met these requirements, although we have plans to do so as part of our business strategy.  We can, however, provide no assurance that we will be able to meet any or all of these milestones in the future.

Further, in the event the Company issues or sells shares of common stock in addition to those sold in the private placement of Units previously discussed, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(4)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes are convertible into shares of our common stock at $.30 per share (the “Conversion Price”).  In the event that we consummate a subsequent financing at a price per share equivalent to $.60 per share or less (the “Lower Price”), then the Conversion Price shall automatically be adjusted downward to 50% of the Lower Price. The Convertible Notes do not bear interest and were originally payable on October 19, 2011. However, in October 2011, a majority of the debt holders agreed to extend the maturity date of the notes to December 15, 2011.  The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  The Convertible Notes automatically convert into shares of our common stock at the then current Conversion Price in the event that  (i) there is an effective registration statement registering the underlying common shares or the shares are eligible to be resold without restriction or limitation under Rule 144 of the Securities Act of 1934 and (ii) the closing bid price of our common stock as quoted on the OTC Bulletin Board or other principal trading market is at least 200% of the Conversion Price for 20 out of 30 consecutive trading days with an average daily trading volume of at least 1.0 million shares.  However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion.  Holders of the Convertible Notes have no voting, preemptive, or other rights of shareholders.

Events of default include failure to pay principal when due and payable; a failure to observe or perform any covenant, agreement or warranty, or otherwise breach, any term contained in the Convertible Notes or related borrowing documents that is not remedied within 30 days of notice; or if a proceeding commences under the United States Bankruptcy Code (whether voluntary or involuntary) and such proceeding is not controverted within 30 days or dismissed within 60 days after commencement.  An event of default can only be declared by a vote of the majority of the principal amount of the holders of the Convertible Notes upon not less than 30 days written notice to the Company.  If we fail to cure the default within the 30 day period, then the Conversion Price shall be reduced to $.15 per common share and the holders may declare all amounts due under the Convertible Notes immediately due and payable, apply to a court in California for the appointment of a receiver, convert the Convertible Notes to common stock or assert any other remedy available at law or in equity.

As described above in Note 2, we did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes are therefore technically in default.  As of the date of this report, to the best of management’s knowledge, no Convertible Note holder had taken an action to organize a majority of the principal holders for a declaration of default.  Further, as described in Note 2, holders representing $559,500 of Convertible Notes previously agreed to convert their notes into shares of common stock upon the Company selling an aggregate of $1.0 million of Units, consummation of the Reverse Merger and effectuating the license with CSMC.  These conditions have since been met. Management is currently undertaking efforts to not only affirm the previously agreed to conversions but also to convince the remaining note holders to convert their Convertible Notes into common stock under the same terms but no assurance can be provided that we will be successful in these efforts.  As an inducement to obtain conversions, subsequent to January 31, 2012, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share conditioned upon the holder converting their Convertible Note.

In connection with the sale of the Convertible Notes, we paid the placement agent cash commissions equal to 10% of the gross proceeds received from the sale  (except for sales of Convertible Notes to Company identified purchasers including management and directors for which we paid cash commissions equal to 5%) and we issued to the placement agent common stock purchase warrants to acquire a number of common shares equal to 10% of the common shares issuable upon conversion of the Convertible Notes (the “Placement Agent Warrants”).  The Placement Agent Warrants have an exercise price of $0.30 per share and expire on October 19, 2015. We paid the placement agent cash commissions of $67,905 and issued warrants exercisable to purchase an aggregate of 242,183 shares of common stock.  We recorded the cash commissions and the fair value of the Placement Agent Warrants as debt placement costs which were amortized to interest expense over the original term of the Convertible Notes.  We used the Black-Scholes option pricing model to determine the fair value of the Placement Agent Warrants. For the three months ended January 31, 2012 and 2011, we amortized $0 and $11,132, respectively, of debt placement costs which is included in interest expense on the accompanying condensed consolidated statements of operations.

The assumptions used in valuing the Placement Agent Warrants issued during the three months ended October 31, 2011 follows below.  The expected life used in the calculation was the life of the warrants at the date they became issuable.  The risk free interest rate was derived from U.S. government treasury securities for similar lived periods.  The volatility rate used was derived from a peer group of comparable public companies.

	Three Months ended January 31,
	2012	2011

Risk free interest rate	N/A	1.47	- 1.95%
Expected life	N/A	56.5- s.os.	58.5 mos
Dividend yield	N/A	0%
Volatility	N/A	83.28%

We evaluated the conversion feature of the Convertible Notes within the context of ASC 815 and concluded that it did not meet the definition of an embedded derivative due to the Company being privately held with no active market for its common stock.

(5)

STOCKHOLDERS’ EQUITY

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 10,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

 Preferred Stock

In connection with the Reverse Merger in January 2012, all outstanding shares of preferred stock, 1,030,000 shares in aggregate, were converted into 10,722,000 shares of common stock.

Common Stock

In connection with the formation of the Company, we issued 238,000 shares of common stock to founders.  We ascribed no value to these shares as management believes that the value of the common stock was $0 until after consummation of the CSMC Agreement in December 2009 and receipt of adequate funding.

In December 2009, we issued to CSMC 31,900 shares of common stock in connection with entering into the CSMC Agreement.  We ascribed no value to the common shares issued to CSMC.  As described above in Note 3 as a condition precedent to the effectiveness of the CSMC license, we were required to issue to CSMC shares of common stock equal to approximately 10% of the issued and outstanding voting shares provided that such shares shall have the economic equivalent of at least $1.0 million up to a maximum of $1.5 million.  Accordingly, in November 2011, we issued to CSMC an additional 1,468,100 shares of common stock.  We valued the shares issued to CSMC at $.30 per share based on the stated conversion price of the convertible notes most recently issued.  However, after the closing of the Units and consummation of the Reverse Merger, although the value assigned was less than $1 M, CSMC confirmed effectuation of the CSMC License (see Note 3 above).

In connection with the Reverse Merger, we issued to the shareholders of SRKP, 2,143,610 shares of common stock, and we recorded  $389,688 representing the net assets received in the acquisition.  As part of the same transaction, 100,000 shares of common stock were issued to legal counsel.

Warrants

On August 24, 2010, we entered into a financial advisory agreement with an investment banking firm to provide certain services over a six month period.  As compensation for the services, we were obligated to issue common stock purchase warrants to acquire 840,000 shares of common stock at $.001 per share exercisable for five years from the date of issuance (the “Advisory Warrants”).  The Advisory Warrants were issuable upon completion of any financing event as defined in the agreement.  The sale of the Convertible Notes met the definition of a financing event.  We recorded the Advisory Warrants at their fair value of $251,160 using the Black-Scholes option pricing model. We amortized the Advisory Warrants over the six month term of the agreement.  For the three months ended January 31, 2012 and 2011, we amortized $0 and $125,580, respectively, of advisory services which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In connection with the Reverse Merger, we assumed warrants from the sale of the Units to acquire 1,154,600 shares of common stock; 50,200 with an exercise price of $1.00 per share, 552,200 with an exercise price of $1.50 per share, and 552,200 with an exercise price of $2.00 per share.  Each warrant expires on January 11, 2017

(6)

PROMISSORY NOTES

In November 2011, the Company entered into two promissory note agreements each for $40,000 for an aggregate of $80,000 (the “Promissory Notes”).  The Promissory Notes did not bear interest but required repayment of $44,000 representing principal and an origination fee.  The Promissory Notes were to mature on January 30, 2012.  In addition to the required payment of principal and origination fee, upon repayment of each Promissory Note, the Company was obligated to issue 20,000 shares of common stock.  In the event the Promissory Notes were not repaid by January 30, 2012, the Company was to issue an additional 2,000 shares of common stock under each note for each thirty day period until the note is paid in full.  The Promissory Notes were unsecured.

The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the three months ended January 31, 2012 is $8,000 representing the origination fees.  Also included in interest expense for the three months ended January 31, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory Notes.  As of January 31, 2012, these shares had not been issued and accordingly, the associated liability is included in other payables and accrued expenses on the accompanying condensed consolidated balance sheet.

(7)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of ASC 260 “Earnings Per Share” (“ASC 260”). Under ASC 260, basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the “treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For all periods presented, the basic and diluted loss per share is the same as the impact of potential dilutive common shares is anti-dilutive.

Warrants, options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended January 31,
	2012	2011

Warrants	2,236,783	964,100
Convertible debt	2,421,833	2,421,833

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Period ended January 31,		Cumulative from Inception
	2012	2011	(August 7, 2007)
Interest	$8,052	$—	$ 8,296
Income taxes	—	—	—

Supplemental disclosures of noncash investing and financing activities:

	Period ended January 31,
	2012	2011

Fair value of warrants issued under placement agent and advisory agreements	$ —	$ 11,235

(9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Advances

During the year ended October 31, 2009, certain directors made nominal advances to the Company in order to fund operating expenses.  The advances were made on an informal basis and not pursuant to any documented agreement.  Accordingly, there is no stated repayment term or interest rate.  As of January 31, 2012 and 2011, the advances aggregated $1,300 and are included in related party payables on the accompanying condensed consolidated balance sheets.  The Company intends on repaying these advances during the year ended October 31, 2012.

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services (the “Synthetica Agreement”).  The Synthetica Agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.   Under the Synthetica Agreement, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month could not exceed $15,000.  During the three months ended January 31, 2012 and 2011, and for the period from inception through January 31, 2012, we were billed $45,000, $45,000 and $550,500 respectively under these agreements.  In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned under the agreement.  At January 31, 2012 and October 31 2011, $45,000 and $60,000, respectively, is included in accrued compensation on the accompanying condensed consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the three months ended January 31, 2012 and 2011, we were charged $30,000 and $30,000, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  At January 31, 2012 and October 31, 2011, $40,000 and $40,000, respectively, is included in related party payables on the accompanying balance sheets.

CSMC

Certain founders and directors of the Company are employees of CSMC.  These individuals are also the inventors of the Polycefin technology and are primarily responsible for its development.  Additionally, CSMC is a significant shareholder in the Company.  As described further in Note 3 above, we have an exclusive license agreement with CSMC for this technology.

The CSMC Agreement requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.

Lease Agreement

In October 2010, we entered into a sublease agreement (the “Sublease”)  with Compumed, Inc. (“Compumed”) for office space commencing November 2010 whereby we are subleasing space from Compumed.  Our chief executive officer also serves as the chief executive officer of Compumed.  The Sublease requires monthly payments of $8,000 and is on a month to month basis.  The Sublease was approved by our Board.   For the three months ended January 31, 2012 and 2011 we recorded $24,000 and $24,000 , respectively, of rent expense which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  Additionally, at October 31, 2011, $24,000 of accrued but unpaid rent is included in related party payables on the accompanying condensed consolidated balance sheets.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

(10)  SUBSEQUENT EVENTS

On February 9, 2012, we sold an additional 610,000 Units receiving $479,825 in net cash proceeds after payment of commissions and offering expenses.  In connection with the sale of these Units, the placement agents received five year warrants to acquire 183,000 shares of our common stock; 61,000 shares at an exercise price of $1.00 per share, 61,000 shares at an exercise price of $1.50 per share and 61,000 shares at an exercise price of $2.00 per share.

In February 2012, we agreed to reduce the conversion price of the Convertible Notes to $.15 to induce conversion of the notes into shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this Quarterly Report on Form 10-Q (this “Form 10-Q”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements are based on the current expectations of, or forecasts of future events made by, our management.  Forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Many factors mentioned in this Form 10-Q, for example governmental regulation, general economic and capital market conditions in the United States, and competition in our industry, will be important in determining future results.  No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events.  They use words such as “anticipate,” “estimate,” “expect” “will,” “may,” “intent,” “plan,” “believe,” and similar expressions in connection with discussion of future operating or financial performance.  These include statements relating to future actions, prospective products or product approvals, future performance or results of anticipated products, expenses, financial results or contingencies.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Polycefin technology; the ability of the Company to meet its obligations under the License including meeting the required milestones; the ability of the Company to satisfy its outstanding convertible debt obligations; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, the Company’s limited operating history; the Company’s lack of profitability; and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  In particular, this Form 10-Q sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-Q may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2012.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes, and the other financial information included in this current report.

Overview

The Company was founded to commercialize both a new cancer treatment targeting technology and a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned by CSMC in Los Angeles, one of the nation’s premiere research institutions.  CSMC has developed a family of related nano-biopolymers (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin (the “Technology”) and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler, Dr. Alex Ljubimov.  Work on Polycefin involved seven years of development and over $6,000,000 of grants funded mainly from the NIH.  We believe the same platform can be an effective targeting platform for diagnostic imaging of tumors and other conditions through MRI and other modalities based on preclinical testing.  The platform targets certain cancer cells and delivers a variety of bound therapeutics or imaging agents to them.  In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  Imaging studies have shown the potential of using the platform to improve the visualization, accuracy, and definition of cancers, including the ability to image certain metastatic cancers which are difficult to detect or visualize using conventional diagnostic imaging techniques.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies.

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

General Factors

Our profitability will be affected by costs associated with our efforts to develop Polycefin into a commercial product including regulatory approvals, the expansion of our general and administrative capabilities , and the expenses that we incur as a publicly-traded company.  These costs include costs associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to valuing our share-based compensation and contingencies.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue Recognition

While we have not generated revenue to date, we will recognize revenue when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable.  Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria.  If applicable, we will record product revenues net of revenue reserves such as sales returns and allowances.   This accounting policy for revenue recognition may have a substantial impact on our reported results and relies on certain estimates that can require difficult, subjective and complex judgments on the part of management.

Share-Based Payments

We account for share-based payment costs at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. For stock options that may be granted in the future, the estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We will consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of warrants and stock options using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised.  Significant management judgment is required in making certain of these assumptions.

Fair Value Measurements

We measure our financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, we are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Recently Issued Accounting Pronouncements

In June 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This guidance was adopted effective November 1, 2010. The adoption of this guidance did not impact our financial statements.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not impact our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. This new accounting guidance relates to the revenue recognition of multiple element arrangements. The new guidance states that, if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We adopted this guidance as of November 1, 2010 on a prospective basis. The adoption of this guidance did impact our financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, ASC 605-25. This guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011. This guidance was adopted effective November 1, 2010. The adoption of this guidance did not impact our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2012 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2011

General and Administrative

General and administrative expense decreased by $125,776 or approximately 41% for the three months ended January 31, 2012 compared to the prior year period.  The decrease in expense was the net result of expense recorded under a financial advisory agreement in 2011 that was not in existence during 2012.

Licensing Fees

We recorded $480,430 of licensing fees for the three months ended January 31, 2012 representing the fair value 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during the prior year period.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended January 31, 2012, increased by $354,654 compared to the prior year period.

Other Income (Expense)

For the three months ended January 31, 2012, we recorded other expense of $30,452 compared to $11,132 for the prior year period. Expense for the three months ended January 31, 2012 primarily consisted of compensation paid to the makers of the Promissory Notes in the form of common stock and origination fees while expense for the prior year period primarily consisted of amortization of debt offering costs .

Net Loss

As a result of the factors described above, we recorded $691,915 of net loss for three months ended January 31, 20012 compared to a net loss of $317,941 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Operating Activities

As of January 31, 2012, we had $104,782 of cash and cash equivalents.  During the three months ended January 31, 2012, $287,000 of cash was used in operating activities which primarily represents cash operating expenses and payment of certain accrued expenses.  At January 31, 2012, we had approximately $271,409 of accrued expenses, primarily legal fees, compensation and consulting fees that will be repaid over a period of time creating a future working capital requirement.

Investing Activities

During the three months ended January 31, 2012, $389,688 was provided by investing activities representing cash acquired in the Reverse Merger.  As of January 31, 2012, we had no material commitments for capital expenditures.

Financing Activities

During the three months ended January 31, 2012, we received $80,000 in proceeds from the Promissory Notes which were repaid in full during the same three month period.  As a result, net cash flows from financing activities was $0.

Sources of Capital

As of January 31, 2012, we had $104,782 of cash on hand.  As previously described, the Company has closed on the sale of Units pursuant to a private placement, generating $1,112,000 in gross proceeds.  Under the terms of the private placement memorandum, as amended, we may sell up to an additional 2,888,000 Units until such time that we terminate the private placement.  In aggregate, if all of the Units are sold (excluding the overallotment option), gross proceeds of $4.0 million may be raised.  In addition, based on the Units sold through the date of this Report, $4,465,895 in gross proceeds may be available to us upon the exercise of warrants of which exercise cannot be assured.

Requirements of Capital

As of January 31, 2012, the outstanding balance of the Convertible Notes was $726,550.   The Convertible Notes matured on December 15, 2011 and are currently in default.  As of the date of this report, to the best of management’s knowledge, no Convertible Note holder had taken an action to organize a majority of the principal holders for a declaration of default.  Further, holders representing $559,500 of Convertible Notes have agreed to convert their notes into shares of common stock upon the Company selling an aggregate of $1.0 million of Units, consummation of the Reverse Merger and effectuating the license with CSMC.  Management is currently undertaking efforts to not only affirm the previously agreed to conversions but also to convince the remaining note holders to convert their Convertible Notes into common stock under the same terms but no assurance can be provided that we will be successful in these efforts.  As an inducement, the conversion price of the Convertible Notes will be reduced to $.15 per share in consideration of the agreement of the holder to convert into shares of common stock.

In addition to the costs associated with operating our business in accordance with our plan and complying with public company reporting requirements, the CSMC Agreement requires that we expend $500,000 and $1,000,000 during the calendar years ending December 31, 2012 and 2013, respectively, towards the development of one or more products using the licensed technology.

Management’s Outlook

We believe that existing cash on hand, when combined with the net proceeds received from the Units sold in February 2012, will be sufficient to fund our planned operations and contractual commitments through at least the end of the Company’s fiscal year.   However, this operating plan contemplates delaying certain research and development expenditures and payments over time of certain accrued expenses. The Company is continuing to market the sale of the Units and is authorized to sell up to 4.0 million Units in aggregate.  While management is hopeful that a sufficient number of Units will be sold to fund the Company’s planned activities and contractual operations for at least the next twelve months and beyond, there is no assurance that we will be successful in these efforts and additional capital will need to be raised in the future.

Management’s assumptions above in regards to how long the proceeds from the sale of the Units will last assumes that a majority, if not all, of the Convertible Notes will be converted into shares of common stock and proceeds from the offering will not be used to repay debt. Management is currently undertaking efforts to effectuate conversions and believes that most if not all holders will convert their notes.  However, no assurance can be provided that management will be successful in these efforts.

The success of our business will depend in great part on our ability to conduct research and development on the technology covered by the License.  Our plan forecasts the need for additional capital beyond the next twelve months even if we sell the maximum number of Units authorized.   Our ability to conduct research and development activities is greatly dependent upon our financial resources.  No assurance can be given that the necessary financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back, or eliminate certain aspects of our research, testing and/or development activities.

In the event that we cannot raise sufficient capital within the required timeframes, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company out of business.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None.
	Item 1A.	Risk Factors
Item 2.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Unregistered Sales of Equity Securities and Use of Proceeds

The information required by paragraphs (a) and (c) through (e) of Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by the Company in connection with the issuance of warrants referenced in this Form 10-Q has been previously provided in a Current Report on Form 8-K filed with the Commission on February 9, 2012 and January 18, 2012.

	Item 3.	Defaults Upon Senior Securities

None

	Item 5.	Other Information

None.

	Item 6.	Exhibits and Reports on Form 8-K

Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to USC Section 1350
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 16, INC.

Date:	March 21 , 2012	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	March 21, 2012	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer

Exhibit 31.1

CERTIFICATIONS

I, Maurizio Vecchione, Chief Executive Officer of SRKP 16, Inc. certify that:

1.

I have reviewed this quarterly report on Form 10-Q of SRKP 16, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 21, 2012	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Chairman and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATIONS

I, Jeffrey S. Sperber, Chief Financial Officer of SRKP 16, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of SRKP 16, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 21, 2012	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18
U.S.C. 1350

The undersigned, the Chief Executive Officer and the Chief Financial Officer of SRKP 16, Inc. (the “Company”), each hereby certifies that, to his knowledge on the date hereof:

(a)

the Form 10-Q of the Company for the quarter ended January 31, 2012, filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(b)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

	By:	/s/ MAURIZIO VECCHIONE
Maurizio Vecchione
Chief Executive Officer

	By:	/s/ JEFFREY S. SPERBER
Jeffrey S. Sperber
Date: March 21, 2012		Chief Financial Officer