Form 10-Q
period 2012-04-30
SRKP 16 INC
filed 2012-06-19
CIK 1403792

UNITED STATES SECURITES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

Commission File Number: 000-52932

SRKP 16, INC.

(Exact name of registrant as Specified in its Charter)

Delaware	20-8057585
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

2500 Broadway, Bldg. F, Suite F-125 Santa Monica, CA	90404
(Address of Principal Executive Offices)	(Zip Code)

(310) 359-1680

(Issuer’s Telephone Number)

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

As of June 14, 2012 the registrant had 20,685,860 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011	3

	Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2012 and April 30, 2011 (unaudited) and for the period from inception (August 7, 2007) through April 30, 2012	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and April 30, 2011 (unaudited) and for the period from inception (August 7, 2007) through April 30, 2012	5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended April 30, 2012 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Overview	16

	Results of Operations	19

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	22

	PART II — OTHER INFORMATION	23

Item 1. Item 1A.	Legal Proceedings Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	[Removed and Reserved]	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

SRKP 16, INC.  (d/b/a Arrogene)

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2012 (UNAUDITED) AND OCTOBER 31, 2011

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$648,423	$2,094
Prepaid expenses and deposit	22,685	10,024
Total current assets	671,108	12,118

Property and equipment, net	944	1,242
Total assets	$672,052	$13,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$26,535	$79,453
Accrued legal fees	36,016	153,547
Related party payables	11,300	66,350
Other payables and accrued expenses	38,299	9,747
Convertible notes	10,000	726,550
Total current liabilities	122,150	1,035,647

Total liabilities	122,150	1,035,647

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,685,860 and 11,091,900 shares, respectively, issued and outstanding	2,069	1,109
Additional paid-in capital	3,713,733	498,468
Deficit accumulated during the development stage	(3,165,900)	(1,521,864)
Total stockholders’ equity (deficit)	549,902	(1,022,287)
Total liabilities and stockholders’ equity (deficit)	$672,052	$13,360

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC. (d/b/a Arrogene)

(a development stage enterprise)

  CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2012

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,			Cumulative From Inception (August 7, 2007) through April 30, 2012
	2012	2011	2012	2011

REVENUE	$ —	$ —	$	$ —	—	$ —

OPERATING EXPENSES:
Licensing fees	—	—	480,430	—		480,430
Research and development	28,932	—	28,932	—		28,932
General and administrative	196,476	216,163	377,509	522,973		1,777,611
	225,408	216,163	886,871	522,973		2,286,973

Loss from operations	(225,408)	(216,163)	(886,871)	(522,973)		(2,286,973)

OTHER EXPENSE:
Interest	(726,713)	(27,567)	(757,165)	(38,699)		(878,927)
	(726,713)	(27,567)	(757,165)	(38,699)		(878,927)

NET LOSS	$ (952,121)	$ (243,730)	$ (1,644,036)	$ (561,672)		$ (3,165,900)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	15,718,388	10,991,900	14,104,901	10,991,900		N/A
LOSS PER SHARE: Basic and diluted	$ (0.06)	$ (0.02)	$ (0.12)	$ (0.05)		N/A

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC. (d/b/a Arrogene)

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2012

	2012	2011	Cumulative From Inception (August 7, 2007) Through April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,644,036)	$(561,672)	$(3,165,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	726,550	—	726,550
Amortization of debt placement costs	—	38,612	121,517
Share-based payment expense	462,830	167,440	714,110
Depreciation expense	298	248	845
Increase in prepaid services and deposit	(12,661)	(14,072)	(22,685)
Increase (decrease) in other payables and accrued expenses	(164,297)	(75,717)	305,199
Increase (decrease) in related party payables	(55,050)	(3,500)	11,300
Net cash used in operating activities	(686,366)	(448,661)	(1,309,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	389,688	—	389,688
Capital expenditures	—	(1,789)	(1,789)
Net cash provided by (used in) investing activities	389,688	(1,789)	387,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Promissory Notes	80,000	—	80,000
Repayments of Promissory Notes	(80,000)	—	(80,000)
Net proceeds from sale of Units	943,007		943,007
Net proceeds from sale of Convertible Notes	—	472,399	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Net cash provided by financing activities	943,007	472,399	1,569,588

Net increase in cash	646,329	21,949	648,423
Cash and cash equivalents at the beginning of period	2,094	110,158	—
Cash and cash equivalents at the end of period	$648,423	$132,107	$648,423

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC. (d/b/a Arrogene)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED APRIL 30, 2012

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
BALANCES, October 31, 2011 …………………………………	—	$—	11,091,900	$1,109	$498,468	$(1,521,864)	$(1,022,287)

Shares issued for licensing agreement…………….	—	—	1,468,100	147	440,283	—	440,430
Business acquisition……………………………….	—	—	2,243,610	224	389,464	—	389,688
Sale of Units……………………………………….	—	—	1,105,250	111	942,896	—	943,007
Conversion of Convertible Notes into common stock…………………………………………….	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss ……………………………………………..	—	—	—	—	—	(1,644,036)	(1,644,036)
BALANCES, April 30, 2012	—	$—	20,685,860	$2,069	$3,713,733	$(3,165,900)	$549,902

The accompanying notes are an integral part of these financial statements.

SRKP 16, INC.

(a development state enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2012 and 2011

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

As a result of the Reverse Merger, the shareholders of Arrogene received 12,660,000 shares of SRKP common stock or approximately 86 % of the issued and outstanding common shares of SRKP after the transaction.  Further, Arrogene warrant holders received identical common stock purchase warrants in SRKP.  Additionally, immediately after the Reverse Merger, the officers of Arrogene became the officers of SRKP and the SRKP Board of Directors consists solely of former Arrogene officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of SRKP by Arrogene (the accounting acquirer) and a recapitalization of Arrogene.  As a result, the financial statements for all periods presented and discussed herein are those of Arrogene.  Concurrently with consummating the Reverse Merger, SRKP sold 502,000 units (the “Units”), with each Unit consisting of  (i) one share of common stock, and (ii) two common stock purchase warrants (the “SRKP Warrants”) that are exercisable for five years from the date of issuance.  One of the SRKP Warrants is exercisable at $1.50 per share and the other is exercisable at $2.00 per share.  SRKP received $404,688 in net proceeds from the sale of the Units after payment of commissions and other expenses associated with the offering, of which, $389,688 was acquired by Arrogene at the time of the Reverse Merger.

The Company has an exclusive license (the “License”) to a family of related nano-biopolymers collectively referred to as “Polycefin™” that are expected to be capable of acting as a drug delivery and targeting platform for cancer therapy and diagnositcs based on pre-clinical studies conducted at CSMC.  Polycefin are designed to target cancer cells and deliver a variety of bound therapeutics to them.   In vivo pre-clinical studies have shown evidence that existing cancer drugs could have increased efficacy and reduced side effects when attached to the Polycefin platform.  Polycefin has the ability to harbor various drugs at the same time making it possibly a master delivery vehicle that can be customized for a particular tumor and potentially for an individual patient.  Additionally, in vivo testing has shown efficacy against more than one type of cancer (breast and brain) suggesting that Polycefin may have application to a wide range of cancer types, therapeutics and diagnostics.

We plan on commercializing our products using a licensing and cost sharing strategy, seeking to enter into arrangements with major pharmaceutical companies with existing cancer therapy drugs facing issues relating to patent expirations, market expansion or contraction.   It is our goal to only commence Phase I clinical trials with a commitment from a licensee to complete Phase II and III clinical trials, predicated on the successful outcome of each phase, and go to market, if approval is received.  Further, we are also exploring use of Polycefin as a potential medical diagnostic product(s) for oncology related applications.   We also have developed intellectual properties surrounding Laminin-411, a new bio-marker that the Company believes can be used as a diagnostic and prognostic test on biopsies for certain types of cancers. The Company has completed a clinical trial with over 400 human patients’ biopsies and is in the process of securing regulatory clearances to begin commercializing this new test as a Laboratory Developed Test (“LDT”).   The Company also expects Laminin-411 to be used as a targeting bio-marker for its Polycefin drugs targeting certain cancers and it has published a paper on its in-vivo results for Glioblastoma that utilized Laminin-411. The Company is currently investigating applications of Laminin-411 in other cancers.

Pre-clinical investigation is also on-going on methods of inhibiting Laminin-411 as a therapeutic agent, which could be conjugated in various forms of Polycefin in the future.  The majority, of our planned products will require approval or marketing clearance from the United States Food and Drug Administration (the “FDA”).  To date we have not filed any applications with the FDA, but we have begun the process of validating our LDT with applicable regulators.

Since its inception in August 2007, Arrogene’s principal activities have involved developing a business strategy, raising capital, identifying and licensing the Polycefin technology, development of the technology, expanding intellectual property rights, and recruiting management, key staff, and board members.  For accounting purposes, the Company is considered a development stage company in accordance with Accounting Standards Codification (“ASC”) 915.

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  In connection with our audit as of and for the year ended October 31, 2011, our independent public accountants issued an opinion expressing substantial doubt about our ability to continue as a going concern.  Since our inception in August 2007, we have not generated revenue, incurred cash and operating losses, and as of April 30, 2012, had a deficit accumulated during the development stage of $3,165,900. We have relied primarily upon proceeds from the sale of convertible notes (the “Convertible Notes”) and Units to fund our operations.

As discussed above, in connection with the Reverse Merger, SRKP sold 502,000 Units receiving net proceeds of $404,688 of which $389,688 remained at the time of the Reverse Merger.  Subsequent to the Reverse Merger, we have sold an additional 1,105,250 Units receiving net proceeds of $943,007 after payment of commissions and offering expenses. As of April 30, 2012, the Company’s cash balance was $648,423.  We are continuing to market the sale of Units and expect to have at least one additional closing before terminating the private placement. The Company is authorized to sell up to 4.0 million Units in the aggregate.  Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of the Company’s fiscal year.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of SRKP and its wholly owned subsidiary Arrogene.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at April 30, 2012 and the results of operations and cash flows of the Company for the three and six months ended April 30, 2012 and 2011.  Operating results for the six months ended April 30, 2012, are not necessarily indicative of the results that may be expected for the year ended October 31, 2012.

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

In connection with effectuating the License, on November 2, 2011, we paid a non-refundable licensing fee of $40,000 as well as issued to CSMC 1,468,100 shares of common stock.  We valued the shares issued to CSMC at $.30 per share based on Convertible Notes most recently issued.  Accordingly, we recorded $440,430 as a licensing fee to reflect the issuance of these shares.

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

•

Expend at least $500,000 in the aggregate toward the development or promotion of the sale of products based on the licensed patent rights or technical information commencing from the effective date of the agreement and continuing through and including December 31, 2012, and at least $1,000,000 annually thereafter, for further development or promotion of the sale of products through and including December 31, 2013;

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

(4)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. However, in October 2011, a majority of the note holders agreed to extend the maturity date of the notes to December 15, 2011.  The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  The Convertible Notes automatically convert into shares of our common stock at the then current Conversion Price in the event that  (i) there is an effective registration statement registering the underlying common shares or the shares are eligible to be resold without restriction or limitation under Rule 144 of the Securities Act of 1934 and (ii) the closing bid price of our common stock as quoted on the OTC Bulletin Board or other principal trading market is at least 200% of the Conversion Price for 20 out of 30 consecutive trading days with an average daily trading volume of at least 1.0 million shares.  However, the Convertible Notes contain a provision that prohibits a holder from converting the note if such conversion would result in the holder owning more than 4.99% of our outstanding common stock at the time of such conversion.  Holders of the Convertible Notes have no voting, preemptive, or other rights of shareholders.

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

We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the three months ended April 30, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of April 30, 2012.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40, which is included in interest expense on the accompanying condensed consolidated statements of operations.

In connection with the sale of the Convertible Notes, we paid the placement agent cash commissions equal to 10% of the gross proceeds received from the sale  (except for sales of Convertible Notes to Company identified purchasers including management and directors for which we paid cash commissions equal to 5%) and we issued to the placement agent common stock purchase warrants to acquire a number of common shares equal to 10% of the common shares issuable upon conversion of the Convertible Notes (the “Placement Agent Warrants”).  The Placement Agent Warrants have an exercise price of $0.30 per share and expire on October 19, 2015. We paid the placement agent cash commissions of $67,905 and issued warrants exercisable to purchase an aggregate of 242,183 shares of common stock.  We recorded the cash commissions and the fair value of the Placement Agent Warrants as debt placement costs which were amortized to interest expense over the original term of the Convertible Notes.  We used the Black-Scholes option pricing model to determine the fair value of the Placement Agent Warrants. For the six months ended April 30, 2012 and 2011, we amortized $0 and $38,612, respectively, of debt placement costs which is included in interest expense on the accompanying condensed consolidated statements of operations.  For the three months ended April 30, 2012 and 2011, we amortized $0 and $20,843, respectively.

The assumptions used in valuing the Placement Agent Warrants issued during the six months ended April 30, 2011 follows below.  The expected life used in the calculation was the life of the warrants at the date they became issuable.  The risk free interest rate was derived from U.S. government treasury securities for similar lived periods.  The volatility rate used was derived from a peer group of comparable public companies.

	Six Months ended April 30,
	2012	2011

Risk free interest rate	N/A	1.47	- 2.04%
Expected life	N/A	54.0- s.os.	58.5 mos
Dividend yield	N/A	0%
Volatility	N/A	83.28	%-84.5%

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

In December 2009, we issued to CSMC 31,900 shares of common stock in connection with entering into the CSMC Agreement.  We ascribed no value to the common shares issued to CSMC.  As described above in Note 3, in November 2011, we issued to CSMC 1,468,100 shares of common stock in order to effectuate the License. We valued the shares issued to CSMC at $.30 per share based on the stated conversion price of the Convertible Notes most recently issued.

In connection with accounting for the Reverse Merger, we are deemed to have issued to the shareholders of SRKP, 2,143,610 shares of common stock which we recorded at  $389,688 representing the net assets received in the acquisition.  As part of the same transaction, 100,000 shares of common stock were issued to legal counsel.

Units

As described above in Note 2, during the three months ended April 30, 2012, we sold 1,105,250 Units for $1.00 per Unit, receiving net proceeds of $943,007 after payment of commissions and offering expenses. Each Unit consists of  (i) one share of common stock, and (ii) two SRKP Warrants.

Warrants

On August 24, 2010, we entered into a financial advisory agreement with an investment banking firm to provide certain services over a six month period.  As compensation for the services, we were obligated to issue common stock purchase warrants to acquire 840,000 shares of common stock at $.001 per share exercisable for five years from the date of issuance (the “Advisory Warrants”).  The Advisory Warrants were issuable upon completion of any financing event as defined in the agreement.  The sale of the Convertible Notes met the definition of a financing event.  We recorded the Advisory Warrants at their fair value of $251,160 using the Black-Scholes option pricing model. We amortized the Advisory Warrants over the six month term of the agreement.  For the three months ended April 30, 2012 and 2011, we amortized $0 and $41,860, respectively, of Advisory Warrants which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  For the six months ended April 30, 2012 and 2011, we amortized $0 and $167,440, respectively.

In connection with the sale of the Units, we are obligated to issue to the placement agents warrants to acquire 331,575 shares of common stock (the “Unit Placement Warrants”) with 110,525 warrants exercisable at $1.00 per share, 110,525 exercisable at $1.50 per share and 110,525 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.  As described above, in connection with the sale of the Units, we issued to the investors 1,105,250 warrants exercisable at $1.50 per share and 1,105,250 warrants exercisable at $2.00 per share.  These warrants expire on June 30, 2017.

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

The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the six months ended April 30, 2012 is $8,000 representing the origination fees.  Also included in interest expense for the six months ended April 30, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory Notes.  As of April 30, 2012, these shares had not been issued, and accordingly, the associated liability is included in other payables and accrued expenses on the accompanying condensed consolidated balance sheet.

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

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Six Months Ended April 30,
	2012	2011

Warrants	4,778,858	1,082,183
Convertible debt	66,667	2,421,833

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Six Months Ended April 30,		Cumulative from Inception
	2012	2011	(August 7, 2007)
Interest	$8,215	$87	$ 8,459
Income taxes	—	—	—

Supplemental disclosures of noncash investing and financing activities:

	Six Months Ended April 30,
	2012	2011

Fair value of warrants issued under placement agent and advisory agreements	$ —	$ 34,233
Convertible Notes converted into common stock	716,550	—

(9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Advances

During the year ended October 31, 2009, certain directors made nominal advances to the Company in order to fund operating expenses.  The advances were made on an informal basis and not pursuant to any documented agreement.  Accordingly, there is no stated repayment term or interest rate.  As of April 30, 2012 and October 31, 2011, the advances aggregated $1,300 and are included in related party payables on the accompanying condensed consolidated balance sheets.   The Company intends on repaying these advances during the year ended October 31, 2012.

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services (the “Synthetica Agreement”).  The Synthetica Agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.   Under the Synthetica Agreement, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month could not exceed $15,000.  During the three months ended April 30, 2012 and 2011, we were billed $45,000 and $45,000, respectively, under these agreements.  During the six months ended April 30, 2012 and 2011, we were billed $90,000 and $90,000, respectively, under these agreements. In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned under the agreement.  At April 30, 2012 and October 31 2011, $11,250 and

$60,000, respectively, is included in accrued compensation for amounts owed to Synthetica on the accompanying condensed consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the three months ended April 30, 2012 and 2011, we were charged $30,000 and $30,000, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  During the six months ended April 30, 2012 and 2011, we were charged $60,000 and $60,000 under this agreement. At April 30, 2012 and October 31, 2011, $10,000 and $40,000, respectively, is included in related party payables on the accompanying balance sheets.

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

Lease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed.  Our chief executive officer also serves as the chief executive officer of Compumed.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the three months ended April 30, 2012 and 2011 we recorded $16,000 and $24,000, respectively, of rent expense which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.   For the six months ended April 30, 2012 and 2011, we recorded $40,000 and $48,000, respectively, of rent expense under the Sublease. Additionally, at October 31, 2011, $24,000 of accrued but unpaid rent is included in related party payables on the accompanying condensed consolidated balance sheets.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

Effective March 1, 2012, we entered into a lease agreement for office space with a third party (the “Office Lease”).  The Office Lease requires eight monthly payments of $3,338 plus costs for incidental expenses.  We are recognizing rent expense over the lease term using the straight-line method resulting in monthly expense of $2,226.  The Office Lease expires on February 29, 2013.

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

We also have developed intellectual properties surrounding Laminin-411 a new bio-marker that we believe can be used as a diagnostic and prognostic test on biopsies for certain types of cancers. We have completed a clinical trial with over 400 human patients’ biopsies and are in the process of securing regulatory clearances to begin commercializing this new test as an LDT.   We also expect Laminin-411 to be used as a targeting bio-marker for Polycefin drugs targeting certain cancers and we have published our in-vivo results for Glioblastoma utilizing Laminin-4111. The Company is currently investigating applications of Laminin-411 in other cancers.

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 2 3

Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.4 Additionally, in vivo testing has shown effectiveness against more than one, widely different, type of cancer (HER2/neu Breast, EGFR Triple Negative Breast and Glioblastoma), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics.

Arrogene’s product development plan focuses on delivering a diagnostic product line first, specifically around our Laminin-411 LDT. There is particular significance in bringing the Laminin-411 diagnostic test on the market, to increase human clinical experience with this novel bio-marker and as a precursor to possible therapeutic exploitation of Laminin-411 as a targeting anti-body in conjunction with Polycefin.

1 Ding H., Satoshi I., Ljubimov A., et al. (2011) Inhibition of brain tumore growth by intravenous poly (β-L-malic acid) nanobioconjucage with pH-dependent drug release. PNAS October 19, 2010 vol. 107 no. 42 18143-18148

2 Inoue  S., Ding H., Portilla-Arias J., et al  (2011) Polymalic Acid-Based Nanobiopolymer Provedes Efficient Systemic Breast Cancer Treatment by Inhibiting both Her2/neu Receptor Snthetsis and Activity. Cancer Res; 71(4) February 15, 2011

3 Inoue S, Patil R, Portilla-Arias J, Ding H, Konda B, et al. (2012) Nanobiopolymer for Direct Targeting and Inhibition of EGFR Expression in Triple Negative

Breast Cancer. PLoS ONE 7(2): e31070. doi:10.1371/journal.pone.0031070

4 Ding H., Portilla-Arias J., Patil R., et al. (2011). The optimization of polymalic acid peptide copolymers for endosomolytic drug delivery. Biomaterials 32 (2011) 5269-5278

We are also working to complete some of the pre-clinical work to support an Investigational New Drug (“IND”) application with the FDA for our first therapeutic compound, a process that we intend to follow as a second step.  Our expected initial indications for our therapeutic INDs and subsequent clinical trials center on primary breast  and lung cancers and their metastatic forms into the brain as well as Glioblastoma. However, a final decision on exactly which indication to target first, will be made in consultation with our potential licensing partners and will be based in part on their interest to target specific indications and active drugs.

As survival rates for these primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options.  Arrogene estimates that 30% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the tumor’s Brain Blood Barrier could make it ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers, and these might present early market opportunities.

It is estimated that approximately 207,000 new cases of breast cancer are diagnosed every year in the U.S. Approximately 204,000 cases of lung cancer are diagnosed annually. Additionally there are between 120,000 and 140,000 annual cases of cases of secondary brain cancers, according to various published sources. Based on these patient populations, and certain price and usage assumptions, we have estimated that the total market potential for Polycefin based therapeutics products could exceed $30 billion annually.

We plan to bring our products to market using a licensing and cost sharing strategy.  We will seek to joint venture with pharmaceutical companies with existing cancer therapy drugs or active diagnostic imaging agents.

Over the following twelve months we have targeted a number of objectives and milestones that we plan to pursue utilizing the proceeds from the Private Placement including subsequent closings, if any.  Such objectives and milestones include having our recently retained regulatory consultant help us complete the definition of the appropriate approval pathway and devise a regulatory strategy and timelines; having scientific and laboratory staff working at CSMC on our behalf towards the completion of necessary clearances and validations to begin commercialization of our Laminin-411 LDT, as well as further pre-clinical development of our therapeutics; develop, design and conduct certain preclinical studies needed to apply to the FDA for IND clearance on our therapeutics; and begin clinical studies once such IND clearance can be obtained. There are various factors that can influence the timing of starting and completing these objectives and milestones as well as the total costs.  Such factors include, but are not limited to, the pace and success of scientific developments, the availability of financial and human resources, competing demands of our scientific team, and changes in regulatory requirements.  We have budgeted approximately $600,000 through December 2012 towards these efforts but given the inherent uncertainty and variability related to these activities, we cannot accurately predict start dates, completion dates and total costs.

In addition, we have begun to produce the key ingredients for the production of Polycefin, according to a proprietary production and purification process, in preparation to support both pre-clinical and clinical phases of upcoming clinical trials. We are also taking steps to negotiate outside supplies agreements to create industrial partnerships relating to the production under license of these compounds.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning February 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2012 COMPARED TO THREE MONTHS ENDED APRIL 30, 2011

Research and Development

During the three months ended April 30, 2012, we incurred $28,932 in research and development expense representing costs incurred for the management of our research and development activities.  We had no comparable expenses in the same period of the prior year.

General and Administrative

General and administrative expense decreased by $19,687 or approximately 9% for the three months ended April 30, 2012 compared to the prior year period.  The decrease in expense was the net result of expense recorded under a financial advisory agreement in 2011 that was not in existence during 2012 partially offset by expenses related to being a public reporting company during 2012.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended April 30, 2012, increased by $9,245 compared to the prior year period.

Other Expense

For the three months ended April 30, 2012, we recorded other expense of $726,713 compared to $27,567 for the prior year period. Expense for the three months ended April 30, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $952,121 of net loss for the three months ended April 30, 2012 compared to a net loss of $243,730 in the prior year period.

SIX MONTHS ENDED APRIL 30, 2012 COMPARED TO SIX MONTHS ENDED APRIL 30, 2011

Licensing Fees

We recorded $480,430 of licensing fees for the six months ended April 30, 2012 representing the fair value of 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during the prior year period.

Research and Development

During the six months ended April 30, 2012, we incurred $28,932 in research and development expense representing costs incurred for the management of our research and development activities.  We had no comparable expenses in the same period of the prior year.

General and Administrative

General and administrative expense decreased by $145,464 or approximately 28% for the six months ended April 30, 2012 compared to the prior year period.  The decrease in expense was the net result of expense recorded under a financial advisory agreement in 2011 that was not in existence during 2012 partially offset by expenses related to being a public reporting company during 2012.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended April 30, 2012, increased by $363,898 compared to the prior year period.

Other Expense

For the six months ended April 30, 2012, we recorded other expense of $757,165 compared to $38,699 for the prior year period. Expense for the six months ended April 30, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $1,644,036 of net loss for the six months ended April 30, 2012 compared to a net loss of $561,672 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Operating Activities

As of April 30, 2012, we had $648,423 of cash and cash equivalents.  During the six months ended April 30, 2012, $686,366 of cash was used in operating activities which primarily represents cash operating expenses and payment of certain accrued expenses.

Investing Activities

During the six months ended April 30, 2012, $389,688 was provided by investing activities representing cash acquired in the Reverse Merger.  As of April 30, 2012, we had no material commitments for capital expenditures.

Financing Activities

During the six months ended April 30, 2012, we received $943,007 in net proceeds from the sale of 1,105,250 Units.  Additionally, during the six months ended April 30, 2012, we received $80,000 in proceeds from the Promissory Notes which were repaid in full during the same six month period.

Sources of Capital

As of April 30, 2012, we had $648,423 of cash on hand.  As previously described, the Company has closed on the sale of Units pursuant to a private placement, generating $1,607,250 in gross proceeds inclusive of sales that took place prior to consummation of the Reverse Merger.  Under the terms of the private placement memorandum, as amended, we may sell up to an additional 2,392,750 Units until such time that we terminate the private placement.  In aggregate, if all of the Units are sold (excluding the overallotment option), gross proceeds of $4,000,000 may be raised.  In addition, based on the Units sold through the date of this Report, $6,422,132 in gross proceeds may be available to us upon the exercise of warrants of which exercise cannot be assured nor does management expect to receive in the near future.

Requirements of Capital

In addition to the costs associated with operating our business in accordance with our plan, and complying with public company reporting requirements, the CSMC Agreement requires that we expend $500,000 and $1,000,000 during the calendar years ending December 31, 2012 and 2013, respectively, towards the development of one or more products using the licensed technology.

Management’s Outlook

We believe that existing cash on hand will be sufficient to fund our planned operations and contractual commitments through at least the end of the Company’s fiscal year.  We are continuing to market the sale of the Units and we believe that the Company will consummate at least one additional closing prior to terminating the offering. While management is hopeful that a sufficient number of Units will be sold to fund the Company’s planned activities and contractual operations for at least the next twelve months and beyond, there is no assurance that we will be successful in these efforts and additional capital will need to be raised in the future.

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

As of April 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings
None.
	Item 1A.	Risk Factors
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information required by paragraphs (a) and (c) through (e) of Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by the Company in connection with the issuance of Units consisting of shares of common stock and warrants referenced in this Form 10-Q has been previously provided in a Current Report on Form 8-K filed with the Commission on February 9, 2012 and on Form 8-K/A filed with the Commission on April 20, 2012.

	Item 3.	Defaults Upon Senior Securities

None

	Item 4.	Removed and Reserved

	Item 5.	Other Information

None.

	Item 6.	Exhibits and Reports on Form 8-K

Exhibits
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32	Certification pursuant to USC Section 1350*
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*filed herewith
** to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 16, Inc.

Date:	June 19 , 2012	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	June 19, 2012	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer