Form 10-Q/A
period 2012-04-30
SRKP 16 INC
filed 2012-06-21
CIK 1403792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 1-17378

SRKP 16, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	20-8057585
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

2500 Broadway, Bldg. F, Suite F-125
Santa Monica, CA   90404

(Address of Principal Executive Offices)

Issuer's telephone number:     (310) 359-1680

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]   Non-accelerated filer [    ]

Smaller Reporting Company [  X  ]  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [  ]

As of June 14, 2012 the registrant had 20,685,860 shares of its common stock ($.0001 par value) outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 (the “Form 10-Q”) of SRKP 16, Inc. is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after June 19, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

Item 6.

Exhibits

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed June 19, 2012.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 16, Inc.

Date:	June 20 , 2012	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	June 20, 2012	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed June 19, 2012.

** Provided herewith.