Form 10-Q
period 2012-07-31
ARROGENE, INC
filed 2012-09-13
CIK 1403792

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

Commission File Number: 000-52932

ARROGENE, INC.

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

Formerly Known As SRKP 16, Inc.

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

As of September 12, 2012 the registrant had 21,090,860 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of July 31, 2012 (unaudited) and October 31, 2011	4

	Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2012 and July 31, 2011 (unaudited) and for the period from inception (August 7, 2007) through July 31, 2012	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and July 31, 2011 (unaudited) and for the period from inception (August 7, 2007) through July 31, 2012	6

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended July 31, 2012 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Overview	17

	Results of Operations	20

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	23

	PART II — OTHER INFORMATION	24

Item 1. Item 1A.	Legal Proceedings Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	[Removed and Reserved]	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2012 (UNAUDITED) AND OCTOBER 31, 2011

	July 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$636,709	$2,094
Prepaid expenses and deposit	17,250	10,024
Total current assets	653,959	12,118

Property and equipment, net	2,168	1,242
Total assets	$656,127	$13,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$10,460	$79,453
Accrued legal fees	17,147	153,547
Related party payables	11,300	66,350
Other payables and accrued expenses	36,438	9,747
Convertible notes	10,000	726,550
Total current liabilities	85,345	1,035,647

Total liabilities	85,345	1,035,647

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,965,860 and 11,091,900 shares, respectively, issued and outstanding	2,097	1,109
Additional paid-in capital	3,957,305	498,468
Deficit accumulated during the development stage	(3,388,620)	(1,521,864)
Total stockholders’ equity (deficit)	570,782	(1,022,287)
Total liabilities and stockholders’ equity (deficit)	$656,127	$13,360

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(A Development Stage Enterprise)

  CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012

AND 2011 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JULY 31, 2012

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,			Cumulative From Inception (August 7, 2007) through July 31, 2012
	2012	2011	2012	2011

REVENUE	$ —	$ —	$—	$ —	—	$ —

OPERATING EXPENSES:
Licensing fees	—	—	480,430	—		480,430
Research and development	32,250	—	61,182	—		61,182
General and administrative	190,386	170,782	567,895	693,755		1,967,997
	222,636	170,782	1,109,507	693,755		2,509,609

Loss from operations	(222,636)	(170,782)	(1,109,507)	(693,755)		(2,509,609)

OTHER EXPENSE:
Interest	(84)	(45,301)	(757,249)	(84,000)		(879,011)
	(84)	(45,301)	(757,249)	(84,000)		(879,011)

NET LOSS	$ (222,720)	$ (216,083)	$ (1,866,756)	$ (777,755)		$ (3,388,620)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	20,743,686	10,991,900	16,496,425	10,991,900		N/A
LOSS PER SHARE: Basic and diluted	$ (0.01)	$ (0.02)	$ (0.11)	$ (0.07)		N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011

AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JULY 31, 2012

	2012	2011	Cumulative From Inception (August 7, 2007) Through July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,866,756)	$(777,755)	$(3,388,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	726,550	—	726,550
Amortization of debt placement costs	—	83,826	121,517
Share-based payment expense	462,830	167,440	714,110
Depreciation expense	528	398	1,075
Increase in prepaid services and deposit	(7,226)	(12,048)	(17,250)
Increase (decrease) in other payables and accrued expenses	(201,102)	(34,648)	268,394
Increase (decrease) in related party payables	(55,050)	(3,500)	11,300
Net cash used in operating activities	(940,226)	(576,287)	(1,562,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	389,688	—	389,688
Capital expenditures	(1,454)	(1,789)	(3,243)
Net cash provided by (used in) investing activities	388,234	(1,789)	386,445

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Promissory Notes	80,000	—	80,000
Repayments of Promissory Notes	(80,000)	—	(80,000)
Net proceeds from sale of Units	1,186,607	—	1,186,607
Net proceeds from sale of Convertible Notes	—	472,399	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Net cash provided by financing activities	1,186,607	472,399	1,813,188

Net increase (decrease) in cash	634,615	(105,677)	636,709
Cash and cash equivalents at the beginning of period	2,094	110,158	—
Cash and cash equivalents at the end of period	$636,709	$4,481	$636,709

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JULY 31, 2012

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
BALANCES, October 31, 2011 …………………………………	—	$—	11,091,900	$1,109	$498,468	$(1,521,864)	$(1,022,287)

Shares issued for licensing agreement…………….	—	—	1,468,100	147	440,283	—	440,430
Business acquisition……………………………….	—	—	2,243,610	224	389,464	—	389,688
Sale of Units……………………………………….	—	—	1,385,250	139	1,186,468	—	1,186,607
Conversion of Convertible Notes into common stock…………………………………………….	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss ……………………………………………..	—	—	—	—	—	(1,866,756)	(1,866,756)
BALANCES, July 31, 2012	—	$—	20,965,860	$2,097	$3,957,305	$(3,388,620)	$570,782

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2012 and 2011

(1)

BUSINESS AND OVERVIEW

Arrogene, Inc. (“Arrogene” f/k/a SRKP 16, Inc.), was incorporated under the laws of the State of Delaware on December 7, 2006.  On January 11, 2012, we consummated a reverse merger transaction (the “Reverse Merger”) with Arrogene Nanotechnology, Inc. (“ANI”), a company focused on oncology.  Hereafter, SRKP 16, Inc. and Arrogene are collectively referred to as the “Company.”  Effective September 4, 2012, SRKP 16, Inc. officially changed its name to Arrogene, Inc.

As a result of the Reverse Merger, the shareholders of ANI received 12,660,000 shares of Company common stock or approximately 86 % of the issued and outstanding common shares of the Company after the transaction.  Further, ANI warrant holders received identical common stock purchase warrants in the Company.  Additionally, immediately after the Reverse Merger, the officers of ANI became the officers of the Company and the Company’s Board of Directors consists solely of former ANI officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of the Company by ANI(the accounting acquirer) and a recapitalization of ANI.  As a result, the financial statements for all periods presented and discussed herein are those of ANI.  Concurrently with consummating the Reverse Merger, the Company sold 502,000 units (the “Units”), with each Unit consisting of  (i) one share of common stock, and (ii) two common stock purchase warrants (the “SRKP Warrants”) that are exercisable for five years from the date of issuance.  One of the SRKP Warrants is exercisable at $1.50 per share and the other is exercisable at $2.00 per share.  The Company received $404,688 in net proceeds from the sale of the Units after payment of commissions and other expenses associated with the offering, of which, $389,688 was acquired by ANI at the time of the Reverse Merger.

The Company has an exclusive license (the “License”) to a family of related nano-biopolymers collectively referred to as “Polycefin™” that are expected to be capable of acting as a drug delivery and targeting platform for cancer therapy and diagnositcs based on pre-clinical studies conducted at Cedars-Sinai Medical Center (“CSMC”).  Polycefin are designed to target cancer cells and deliver a variety of bound therapeutics to them.   In vivo pre-clinical studies have shown evidence that existing cancer drugs could have increased efficacy and reduced side effects when attached to the Polycefin platform.  We believe that Polycefin has the ability to harbor various drugs at the same time making it possibly a master delivery vehicle that can be customized for a particular tumor and potentially for an individual patient.  Additionally, in vivo testing has shown efficacy against more than one type of cancer (breast and brain) suggesting that Polycefin may have application to a wide range of cancer types, therapeutics and diagnostics.

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

Since its inception in August 2007, ANI’s principal activities have involved developing a business strategy, raising capital, identifying and licensing the Polycefin technology, development of the technology, expanding intellectual property rights, and recruiting management, key staff, and board members.  For accounting purposes, the Company is considered a development stage company in accordance with Accounting Standards Codification (“ASC”) 915.

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  In connection with our audit as of and for the year ended October 31, 2011, our independent public accountants issued an opinion expressing substantial doubt about our ability to continue as a going concern.  Since our inception in August 2007, we have not generated revenue, incurred cash and operating losses, and as of July 31, 2012, had a deficit accumulated during the development stage of $3,388,620. We have relied primarily upon proceeds from the sale of convertible notes (the “Convertible Notes”) and Units to fund our operations.

As discussed above, in connection with the Reverse Merger, the Company sold 502,000 Units receiving net proceeds of $404,688 of which $389,688 remained at the time of the Reverse Merger.  Subsequent to the Reverse Merger, we have sold an additional 1,385,250 Units receiving net proceeds of $1,186,607 after payment of commissions and offering expenses. As of July 31, 2012, the Company’s cash balance was $636,709.  We are continuing to market the sale of Units and expect to have at least one additional closing before terminating the private placement. The Company is authorized to sell up to 4.0 million Units in the aggregate.  Management believes that existing cash on hand, combined with proceeds received from an additional sale of Units subsequent to July 31, 2012, described below in Note 5, will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of the Company’s first quarter of fiscal year 2013.   Accordingly, the Company will require additional funding, whether through the sale of Units or from alternative sources within the next six months.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at July 31, 2012 and the results of operations and cash flows of the

Company for the three and nine months ended July 31, 2012 and 2011.  Operating results for the nine months ended July 31, 2012, are not necessarily indicative of the results that may be expected for the year ended October 31, 2012.

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

We believe that we have, or we will, achieve the required milestones for the period ended December 31, 2012.  It is management’s belief that cash administrative expenses in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology. We can, however, provide no assurance that we will be able to meet any or all of these milestones in the future.

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

We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the nine months ended July 31, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of July 31, 2012.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40, which is included in interest expense on the accompanying condensed consolidated statements of operations.

In connection with the sale of the Convertible Notes, we paid the placement agent cash commissions equal to 10% of the gross proceeds received from the sale  (except for sales of Convertible Notes to Company identified purchasers including management and directors for which we paid cash commissions equal to 5%) and we issued to the placement agent common stock purchase warrants to acquire a number of common shares equal to 10% of the common shares issuable upon conversion of the Convertible Notes (the “Placement Agent Warrants”).  The Placement Agent Warrants have an exercise price of $0.30 per share and expire on October 19, 2015. We paid the placement agent cash commissions of $67,905 and issued warrants exercisable to purchase an aggregate of 242,183 shares of common stock.  We recorded the cash commissions and the fair value of the Placement Agent Warrants as debt placement costs which were amortized to interest expense over the original term of the Convertible Notes.  We used the Black-Scholes option pricing model to determine the fair value of the Placement Agent Warrants. For the nine months ended July 31, 2012 and 2011, we amortized $0 and $83,826, respectively, of debt placement costs which is included in interest expense on the accompanying condensed consolidated statements of operations.  For the three months ended July 31, 2012 and 2011, we amortized $0 and $45,214, respectively.

The assumptions used in valuing the Placement Agent Warrants issued during the nine months ended July 31, 2011 follows below.  The expected life used in the calculation was the life of the warrants at the date they became issuable.  The risk free interest rate was derived from U.S. government treasury securities for similar lived periods.  The volatility rate used was derived from a peer group of comparable public companies.

	Nine Months ended July 31,
	2012	2011

Risk free interest rate	N/A	1.47	- 2.04%
Expected life	N/A	54.0-	58.5 mos.
Dividend yield	N/A	0%
Volatility	N/A	83.28	%-84.5%

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

Units

As described above in Note 2, during the nine months ended July 31, 2012, we sold 1,385,250 Units for $1.00 per Unit, receiving net proceeds of $1,186,607 after payment of commissions and offering expenses. Each Unit consists of  (i) one share of common stock, and (ii) two SRKP Warrants.

Subsequent to July 31, 2012, we sold an additional 125,000 Units receiving net proceeds of $102,377.

Warrants

On August 24, 2010, we entered into a financial advisory agreement with an investment banking firm to provide certain services over a six month period.  As compensation for the services, we issued common stock purchase warrants to acquire 840,000 shares of common stock at $.001 per share exercisable for five years from the date of issuance (the “Advisory Warrants”).  We recorded the Advisory Warrants at their fair value of $251,160 using the Black-Scholes option pricing model. We amortized the Advisory Warrants over the six month term of the agreement.  For the three months ended July 31, 2012 and 2011, we amortized $0 and $0, respectively, of Advisory Warrants.   For the nine months ended July 31, 2012 and 2011, we amortized $0 and $167,440, respectively, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In connection with the sale of the Units, we are obligated to issue to the placement agents warrants to acquire 415,575 shares of common stock (the “Unit Placement Warrants”) with 138,525 warrants exercisable at $1.00 per share, 138,525 exercisable at $1.50 per share and 138,525 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.  As described above, in connection with the sale of the Units, we issued to the investors 1,385,250 warrants exercisable at $1.50 per share and 1,385,250 warrants exercisable at $2.00 per share.  These warrants expire on June 30, 2017.

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

The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the nine months ended July 31 2012 is $8,000 representing the origination fees.  Also included in interest expense for the nine months ended July 31, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory Notes.  As of July 31, 2012, these shares had not been issued, and accordingly, the associated liability is included in other payables and accrued expenses on the accompanying condensed consolidated balance sheet.

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

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Nine Months Ended July 31,
	2012	2011

Warrants	5,422,858	1,082,183
Convertible debt	66,667	2,421,833

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Nine Months Ended July 31,		Cumulative from Inception
	2012	2011	(August 7, 2007)
Interest	$8,299	$174	$ 8,543
Income taxes	—	—	—

Supplemental disclosures of noncash investing and financing activities:

	Nine Months Ended July 31,
	2012	2011

Fair value of warrants issued under placement agent and advisory agreements	$ —	$ 34,233
Convertible Notes converted into common stock	716,550	—

(9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Advances

During the year ended October 31, 2009, certain directors made nominal advances to the Company in order to fund operating expenses.  The advances were made on an informal basis and not pursuant to any documented agreement.  Accordingly, there is no stated repayment term or interest rate.  As of July 31, 2012 and October 31, 2011, the advances aggregated $1,300 and are included in related party payables on the accompanying condensed consolidated balance sheets.   The Company intends on repaying these advances during the year ended October 31, 2012.

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services (the “Synthetica Agreement”).  The Synthetica Agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.   Under the Synthetica Agreement, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month could not exceed $15,000.  During the three months ended July 31, 2012 and 2011, we were billed $45,000 and $45,000, respectively, under these agreements.  During the nine months ended July 31, 2012 and 2011, we were billed $135,000 and

$135,000, respectively, under these agreements. In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned under the agreement.  At July 31, 2012 and October 31 2011, $0 and $60,000, respectively, is included in accrued compensation for amounts owed to Synthetica on the accompanying condensed consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the three months ended July 31, 2012 and 2011, we were charged $30,000 and $30,000, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  During the nine months ended July 31, 2012 and 2011, we were charged $90,000 and $90,000 under this agreement. At July 31, 2012 and October 31, 2011, $10,000 and $40,000, respectively, is included in related party payables on the accompanying balance sheets.

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

Lease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed.  Our chief executive officer also serves as the chief executive officer of Compumed.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the three months ended July 31, 2012 and 2011 we recorded $0 and $24,000, respectively, of rent expense which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.   For the nine months ended July 31, 2012 and 2011, we recorded $40,000 and $72,000, respectively, of rent expense under the Sublease. Additionally, at October 31, 2011, $24,000 of accrued but unpaid rent is included in related party payables on the accompanying condensed consolidated balance sheets.

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

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 2 3

We believe that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.4 Additionally, in vivo testing has shown effectiveness against more than one, widely different, type of cancer (HER2/neu Breast, EGFR Triple Negative Breast and Glioblastoma), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics.

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

1 Ding H., Satoshi I., Ljubimov A., et al. (2011) Inhibition of brain tumor growth by intravenous poly (β-L-malic acid) nanobioconjucage with pH-dependent drug release. PNAS October 19, 2010 vol. 107 no. 42 18143-18148

2 Inoue  S., Ding H., Portilla-Arias J., et al  (2011) Polymalic Acid-Based Nanobiopolymer Provedes Efficient Systemic Breast Cancer Treatment by Inhibiting both Her2/neu Receptor Snthetsis and Activity. Cancer Res; 71(4) February 15, 2011

3 Inoue S, Patil R, Portilla-Arias J, Ding H, Konda B, et al. (2012) Nanobiopolymer for Direct Targeting and Inhibition of EGFR Expression in Triple Negative

Breast Cancer. PLoS ONE 7(2): e31070. doi:10.1371/journal.pone.0031070

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

Over the following twelve months we have targeted a number of objectives and milestones that we plan to pursue utilizing the proceeds from the Private Placement including subsequent closings, if any.  Such objectives and milestones include having our recently retained regulatory consultant help us complete the definition of the appropriate approval pathway and devise a regulatory strategy and timelines; having scientific and laboratory staff working at CSMC on our behalf towards the completion of necessary clearances and validations to begin commercialization of our Laminin-411 LDT, as well as further pre-clinical development of our therapeutics; develop, design and conduct certain preclinical studies needed to apply to the FDA for IND clearance on our therapeutics; and begin clinical studies once such IND clearance can be obtained. There are various factors that can influence the timing of starting and completing these objectives and milestones as well as the total costs.  Such factors include, but are not limited to, the pace and success of scientific developments, the availability of financial and human resources, competing demands of our scientific team, and changes in regulatory requirements.  We have budgeted approximately $350,000, as revised, through December 2012 towards these efforts but given the inherent uncertainty and variability related to these activities, we cannot accurately predict start dates, completion dates and total costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2012 COMPARED TO THREE MONTHS ENDED JULY 31, 2011

Research and Development

During the three months ended July 31, 2012, we incurred $32,250 in research and development expense representing costs incurred for the management of our research and development activities.  We had no comparable expenses in the same period of the prior year.

General and Administrative

General and administrative expense increased by $19,604 or approximately 11% for the three months ended July 31, 2012 compared to the prior year period.  The increase in expense was primarily the result of costs associated with being a public reporting company in 2012 as well as increased legal fees associated with patent filings.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended July 31, 2012, increased by $51,854 compared to the prior year period.

Other Expense

For the three months ended July 31, 2012, we recorded other expense of $84 compared to $45,301 for the prior year period. Expense for the three months ended July 31, 2011 consisted primarily of amortization of deferred offering costs related to the Convertible Notes.

Net Loss

As a result of the factors described above, we recorded $222,720 of net loss for the three months ended July 31, 2012 compared to a net loss of $216,083 in the prior year period.

NINE MONTHS ENDED JULY 31, 2012 COMPARED TO NINE MONTHS ENDED JULY 31, 2011

Licensing Fees

We recorded $480,430 of licensing fees for the nine months ended July 31, 2012 representing the fair value of 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during the prior year period.

Research and Development

During the nine months ended July 31, 2012, we incurred $61,182 in research and development expense representing costs incurred for the management of our research and development activities.  We had no comparable expenses in the same period of the prior year.

General and Administrative

General and administrative expense decreased by $125,860 or approximately 18% for the nine months ended July 31, 2012 compared to the prior year period.  The decrease in expense was the net result of expense recorded under a financial advisory agreement in 2011 that was not in existence during 2012 partially offset by expenses related to being a public reporting company during 2012.

Loss from Operations

As a result of the factors described above, the loss from operations for the nine months ended July 31, 2012, increased by $415,752 compared to the prior year period.

Other Expense

For the nine months ended July 31, 2012, we recorded other expense of $757,249 compared to $84,000 for the prior year period. Expense for the nine months ended July 31, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $1,866,756 of net loss for the nine months ended July 31, 2012 compared to a net loss of $777,755 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Operating Activities

As of July 31, 2012, we had $636,709 of cash and cash equivalents.  During the nine months ended July 31, 2012, $940,226 of cash was used in operating activities which primarily represents cash operating expenses and payment of certain accrued expenses.

Investing Activities

During the nine months ended July 31, 2012, $388,234 was provided by investing activities representing cash acquired in the Reverse Merger partially offset by capital expenditures.  As of July 31, 2012, we had no material commitments for capital expenditures.

Financing Activities

During the nine months ended July 31, 2012, we received $1,186,607 in net proceeds from the sale of 1,385,250 Units.  Additionally, during the nine months ended July 31, 2012, we received $80,000 in proceeds from the Promissory Notes which were repaid in full during the same nine month period.

Sources of Capital

As of July 31, 2012, we had $636,709 of cash on hand.  As previously described, the Company has closed on the sale of Units pursuant to a private placement, generating $1,887,250 in gross proceeds inclusive of sales that took place prior to consummation of the Reverse Merger.  Under the terms of the private placement memorandum, as amended, we may sell up to an additional 2,112,750 Units until such time that we terminate the private placement.  In aggregate, if all of the Units are sold (excluding the overallotment option), gross proceeds of $4,000,000 may be raised.  In addition, based on the Units sold through the date of this Report, $7,528,132 in gross proceeds may be available to us upon the exercise of warrants, of which exercise cannot be assured, nor does management expect to receive in the near future.  Subsequent to July 31, 2012, we closed on the sale of 125,000 additional Units generating net proceeds of $102,377.

Requirements of Capital

In addition to the costs associated with operating our business in accordance with our plan, and complying with public company reporting requirements, the CSMC Agreement requires that we expend $500,000 and $1,000,000 during the calendar years ending December 31, 2012 and 2013, respectively, towards the development of one or more products using the licensed technology.

Management’s Outlook

We believe that existing cash on hand, combined with the proceeds received from the sale of Units that took place subsequent to July 31, 2012 described above, will be sufficient to fund our planned operations and contractual commitments through at least the end of the Company’s first quarter of fiscal year 2013.  Accordingly, the Company will require additional funding, whether through the sale of Units or from alternative sources within the next six months.  We are continuing to market the sale of the Units and we believe that the Company will consummate at least one additional closing prior to terminating the offering. While management is hopeful that a sufficient number of Units will be sold to fund the Company’s planned activities and contractual operations for at least the next twelve months and beyond, there is no assurance that we will be successful in these efforts.

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

As of July 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None.
	Item 1A.	Risk Factors
Item 2.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Unregistered Sales of Equity Securities and Use of Proceeds

The information required by paragraphs (a) and (c) through (e) of Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by the Company in connection with the issuance of Units consisting of shares of common stock and warrants referenced in this Form 10-Q has been previously provided in a Current Report on Form 8-K filed with the Commission on July 19, 2012

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

Arrogene, Inc.

Date:	September 13, 2012	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	September 13, 2012	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer