Form 10-K
period 2012-10-31
ARROGENE, INC
filed 2013-01-29
CIK 1403792

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52932

_______________________________________________

Arrogene, Inc.

 (Exact name of registrant as specified in its charter)

______________________________________________

Delaware                                                                                                                                          20-8057585

--------------------------------------                                                                                       --------------------------------------

 (State or other jurisdiction of                                                                                                    (I.R.S. Employer

incorporation or organization)                                                                                                   Identification No.)

                                          2500 Broadway, Building F, Suite F-125; Santa Monica, California 90404

------------------------------------------------------------------------------------

(Address of principal executive offices)

(424) 238-4442 ---------------------------------------------------------- (Registrant’s telephone number, including area code)

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

-----------------------------------------

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]

Accelerated Filer                    [  ]

              Non-accelerated Filer     [  ]

Smaller Reporting Company [X]

   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No  [X]

On June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 28, 2013, there were 21,220,860 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K (this “Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Arrogene, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate”, “project” and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	adequacy of our financial resources;

*	strategic business relationships;

*	statements about our future business plans, strategies and prospects;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	anticipated regulatory approval paths and timeframes;

*	our intellectual property;

*	the efficacy of our technology;

*	our marketing plans and strategy;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions; and

*	expectations regarding competition from other companies.

Although we believe that any forward-looking statements we make in this Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.   See Risk Factors included elsewhere in this Report.

PART I

Item 1. Description of Business.

Arrogene, Inc., f/k/a SRKP 16, Inc., (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on December 7, 2006 and was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 11, 2012, we completed a merger in accordance with the terms of an Agreement and Plan of Reorganization (the “Reverse Merger”), dated as of July 18, 2011, by and among the Company and Arrogene NanoTechnology, Inc., a California corporation (“ANI”) focused on oncology.  As a result of the Reverse Merger, we became the 100% parent corporation of ANI, and the shareholders of ANI became stockholders of the Company. In addition, we adopted the business and operations of Arrogene.  Effective September 4, 2012, SRKP 16, Inc. officially changed its name to Arrogene, Inc.  Hereafter, Arrogene, Inc. and ANI are collectively referred to as “Arrogene” or the “Company.”

Reverse Merger

As a result of the Reverse Merger, the shareholders of ANI received 12,660,000 shares of Company common stock or approximately 86 % of the then issued and outstanding common shares of the Company after the transaction.  Further, ANI warrant holders received identical common stock purchase warrants in the Company.  Additionally, immediately after the Reverse Merger, the officers of ANI became the officers of the Company and the Company’s Board of Directors consists solely of former ANI officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of the Company by ANI (the accounting acquirer) and a recapitalization of ANI.  As a result, the financial statements for all periods presented and discussed herein are those of ANI.  Immediately prior to consummating the Reverse Merger, the Company sold 502,000 units (the “Units”), with each Unit consisting of  (i) one share of common stock, and (ii) two common stock purchase warrants (the “SRKP Warrants”) that are exercisable for five years from the date of issuance.  One of the SRKP Warrants is exercisable at $1.50 per share and the other is exercisable at $2.00 per share.  The Company received $404,688 in net proceeds from the sale of the Units after payment of commissions and other expenses associated with the offering, of which, $389,688 was acquired by ANI at the time of the Reverse Merger.  Subsequent to completion of the Reverse Merger, the Company has sold 1,640,250 Units receiving net proceeds of $1,405,858 after the payment of commissions and other expenses associated with the offering.

Overview of Arrogene’s Business

The Company has an exclusive license (the “License”) to a family of related nano-biopolymers and related technologies, collectively referred to as “Polycefin™” that are expected to be capable of acting as a drug delivery and targeting platform for cancer therapy and diagnositcs based on pre-clinical studies conducted at Cedars-Sinai Medical Center (“CSMC”).  Polycefin is designed to target cancer cells and deliver a variety of bound therapeutics to them.   In vivo pre-clinical studies have shown evidence that existing cancer drugs could have increased efficacy and reduced side effects when attached to the Polycefin platform.  We believe that Polycefin has the ability to harbor various drugs at the same time making it possibly a master delivery vehicle that can be customized for a particular tumor and potentially for an individual patient.  Additionally, in vivo testing has shown efficacy against more than one type of cancer (breast and brain) suggesting that Polycefin may have application to a wide range of cancer types, therapeutics and diagnostics.

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

We also have developed important related intellectual properties surrounding Laminin-411. Laminins are the major components of basement membranes that are orderly sheet-like structures secreted by cells to separate several cell types from one another. Laminins play key roles in cell adhesion, polarity, movement, and differentiation. They form a family of related but distinct proteins. To date, 15 members of this family have been discovered. Like all laminins, Laminin-411 is comprised of three chains, a4, b1, and g1 (hence the name). In normal tissues, Laminin-411 expression is almost negligible in blood vessels. At the same time, vessels in some organs, like breast and brain, predominantly contain another, closely related, isoform, laminin-421 (a4b2g1). Our scientists were the first to show that during tumor development, Laminin-411 (formerly, laminin-8) is produced in excessive amounts, while the normal laminin-421 gets suppressed, causing a shift from “normal” to “tumor” laminin (Ljubimova et al., Cancer Res, 2001; Fujita et al., Breast Cancer Res, 2005). Laminin-411 has been implicated in cell migration and increased production of some cancer stem cell proteins.  In general, abnormal interactions between tumor cells and laminins are among major traits of various cancers. Taken together, the data presented above suggest that by blocking the production of Laminin-411 one may expect to slow down or arrest tumor growth and inhibit cancer cell spread, as well as possibly suppress cancer stem cells thereby diminishing chances of disease relapse.

Using fresh clinical material from 65 patients with brain gliomas, we found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004). In 2007, our researchers at CSMC started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. Currently, this trial is nearing completion, with more than 500 cases of human tumors analyzed. The data show that this protein is overproduced in more than three-quarters (75%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, laminin-421. These data are being prepared for publication.  As a result we are in the process commercializing this new test as a Laboratory Developed Test (“LDT”) and we are nearing the end of a negotiation with a partner for delivery of this test in clinical practice. With this potential partner we have conducted protocol development and have furthered our clinical trial to measure the range of application for a Laminin 411. Conclusions of that clinical trial indicate that Laminin 411 is over-expressed in many tumors beyond the initial indications and we are working on incorporating those findings in both published results and the market strategy for the LDT.

Beyond diagnostic and prognostic applications, we believe that our discovery of Lamin 411’s role in tumor growth can be exploited together with our Polycefin technology towards novel tumor inhibiting treatments. We are currently working on the technology allowing us to combine antisense oligonucleotides against two Laminin-411 chains on one nanopolymer (Polycefin) molecule and target them specifically to tumor cells. As a result, we were able to stop brain glioma growth in mice without harming other unaffected organs (Ding et al., Proc Natl AScad Sci USA, 2010). This appears to be a superior approach to using antibody blocking because, due to being buried in basement membranes, laminins may not be accessible enough to the antibodies in real-life tumors to obtain a therapeutic effect. We plan to use our nanopolymer Polycefin to block Laminin-411 production in primary and metastatic brain and breast tumors. Importantly, due to special chemical groups on the polymer backbone, it can deliver the antisense drugs to the tumor cells specifically, largely avoiding non-cancer cells. Our published results show the feasibility of this approach.

Antisense drugs and other therapeutics like siRNA have significant problems in delivery to tumor cells. Besides rapid clearance from blood, they cannot specifically get inside tumor cells causing potential problems for the healthy cells. Our nanopolymer platform has special antibodies that guide the drug complex to the tumor cells. Once in these cells, another special module on the delivery vehicle helps releasing the drugs inside the cell, where they get detached from the polymer by natural mechanisms and exert their blocking function. As a result, the drug has much lower clearance when injected into the bloodstream, and the possibility of it getting into normal cells is minimized. We have shown that such a nanopolymeric delivery system targeting Laminin-411 can efficiently suppress growth of brain cancers by reducing tumor vasculature and causing tumor cell death (Fujita et al., Angiogenesis, 2006; Ljubimova et al., Front Biosci, 2006; Ding et al., Proc Natl Acad Sci USA, 2010). Therefore, we believe that this delivery system is currently most promising for specific treatment of tumors targeting their blood supply.  However at this time these findings are based on pre-clinical research and there can be no assurances that they can be successfully translated into successful therapies in the future.

The majority of our planned products will require approval or marketing clearance from the United States Food and Drug Administration (the “FDA”).  To date we have not filed any applications with the FDA, but we have begun the process of validating our LDT with applicable regulators.  We are also performing pre-clinical work designed to support an Investigational New Drug Application  (“IND”), for a first Polycefin indication

Currently, indications for both the diagnostic and therapeutics product lines center around primary brain and breast cancers and their metastatic forms into the brain. As survival rates for these primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options.  Arrogene estimates that 30% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the Brain Blood Barrier, and Laminin 411 over-expression in brain tumors, as well as our ability to inhibit Laminin 411, could make a Laminin 411 based Polycefin drug ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers and might present an early market opportunity.

It is estimated that approximately 207,000 new cases of breast cancer are diagnosed every year in the U.S.1  Approximately 204,000 cases of lung cancer are diagnosed annually.2 Additionally there are between 120,000 and 140,000 annual cases of cases of secondary brain cancers.3 Based on these patient populations, and certain price and usage assumptions, Arrogene has estimated the market potential for the diagnostic imaging products for these indications at a minimum of $400 million annually.  The market potential for the therapeutics products for the same indications, based on the same assumptions, is estimated to exceed $30 billion annually.

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

Industry

The industry for cancer diagnostics and therapeutic drugs is very large and competitive.  We have estimated the market potential for our targeted diagnostic imaging products to be at least $400 million annually for the U.S. based on published data and we have estimated the market potential for the therapeutic products to exceed $30 billion annually for the U.S

Products

We are developing Polycefin for both cancer therapeutics and diagnostics

Therapeutics Pipeline

Our initial pipeline, currently in pre-clinical development, allows us to combine antisense oligonucleotides against two Laminin-411 chains on one nanopolymer (Polycefin) molecule and target them specifically to tumor cells. As a result, we were able to stop brain glioma growth in mice without harming other unaffected organs (Ding et al., Proc Natl AScad Sci USA, 2010). This appears to be a superior approach to using antibody blocking because, due to being buried in basement membranes, laminins may not be accessible enough to the antibodies in real-life tumors to obtain a therapeutic effect. We plan initially to use our nanopolymer Polycefin to block Laminin-411 production in primary and metastatic brain and breast tumors. Importantly, due to special chemical groups on the polymer backbone, it can deliver the antisense drugs to the tumor cells specifically, largely avoiding non-cancer cells. Our published results show the feasibility of this approach.

Later we intend to widen the indication to other brain cancers, (GlioBlastoma).  Additional indications could be developed by combining Laminin inhibition with other antibodies and therapeutics. The expansion of the product line will be subject to collaboration with third party licensing partners.

Diagnostic Pipeline

Using fresh clinical material from 65 patients with brain gliomas, we found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004). In 2007, we started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. Currently, this trial is nearing completion, with more than 300 cases of human tumors analyzed. The data show that this protein is overproduced in more than three-quarters (75%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform,

1 2010 Cases, sourced from Breast Cancer.org.

2 Center for Disease Control.

3 Victor Tse, eMedicine, Stanford University, March 2011.

laminin-421. These data are being prepared for publication.  As a result we are in the process commercializing this new test as a Laboratory Developed Test (“LDT”) and we are currently negotiating with a partner the delivery of this test in clinical practice.

Imaging studies have shown the potential of using the platform to improve the visualization, accuracy, and definition of cancers, including the ability to image certain metastatic cancers which are difficult to detect or visualize using conventional diagnostic imaging techniques.   More importantly, the high specificity associated with Polycefin based targeting provides the opportunity to create an imaging “virtual biopsy” that can identify with a high degree of specificity target tumors in diagnostic imaging. The Company plans to develop such virtual biopsy diagnostic products for difficult to biopsy or operate cancers such as GlioBlastoma, (“GBM”).

Our scientists have published extensively in peer reviewed scientific journals the results of our clinical and pre-clinical work, including in Cancer Research1 , and the Proceeds in the US Academy of Sciences.2

Competitive Strengths

Antisense drugs and other therapeutics like siRNA have significant problems in delivery to tumor cells. Besides rapid clearance from blood, they cannot specifically get inside tumor cells causing potential problems for the healthy cells. Our nanopolymer platform has special antibodies that guide the drug complex to the tumor cells. Once in these cells, another special module on the delivery vehicle helps releasing the drugs inside the cell, where they get detached from the polymer by natural mechanisms and exert their blocking function. As a result, the drug has much lower clearance when injected into the bloodstream, and the possibility of it getting into normal cells is minimized. We have shown that such a nanopolymeric delivery system targeting Laminin-411 can efficiently suppress growth of brain cancers by reducing tumor vasculature and causing tumor cell death (Fujita et al., Angiogenesis, 2006; Ljubimova et al., Front Biosci, 2006; Ding et al., Proc Natl Acad Sci USA, 2010). Therefore, we believe that this delivery system is currently most promising for specific treatment of tumors targeting their blood supply.  However at this time these findings are based on pre-clinical research and there can be no assurances that they can be successfully translated into successful therapies in the future.

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

•

It is capable of passing the Brain Blood Barrier; and

•

It allows for flexibility to engineer multiple nano-conjugates from a common platform each targeting different indications and delivering active agents or imaging agents.

Our Strategy

Our strategy is to develop Polycefin and Laminin 411 into both a diagnostic product line as well as therapeutics with both product lines targeting tumors, with an initial focus on brain, breast and lung cancers including the metastatic forms of the latter two. Based on the scientific results from these initial indications, we might expand our indications to other types of cancer indications as well as other diseases that could benefit from Polycefin’s ability to target disease cells or pass through the Brain Tumor Barrier. Our product development plan focuses on delivering a diagnostic product line first, due to the relatively shorter regulatory approval process associated with diagnostic imaging agents over therapeutics.

Our preclinical testing has provided evidence that Polycefin can accurately target certain cancers based on certain over-expressed markers at the cellular level.

It is also our goal to file IND applications for diagnostic and therapeutic products.

In both diagnostic and therapeutic applications, we plan on partnering with larger, more well established diagnostic and pharmaceutical partners.

1 Cancer Research; 71(4); 1454-64.

2 http://www.pnas.org/content/107/42/18143

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

Manufacturing and Suppliers

We currently manufacture batches of Polycefin for preclinical testing purposes in the laboratory at CSMC.  We source biomarkers from multiple commercial partners and suppliers. We also work with pharmaceutical companies to source the active ingredients to be nano-conjugated with Polycefin.  At this time there are no significant dependencies on any one supplier and the Company has adopted a dual sourcing strategy for all key components wherever possible.  We do anticipate working with one or more contract manufacturers with FDA Current Good Manufacturing Practices (“cGMP”) facilities in the future as we progress in our product development efforts.

Quality Control

We do not have a quality system in place at this stage of our development. We plan on developing a set of Standard Operating Procedures (“SOPs”) and overall quality system that is compliant with required FDA Good Laboratory Practices (GLP) and GMP as needed in the future as we progress in our development.

Sales and Marketing

As we are still in the development stage, we do not engage in any sales and marketing activities.  We have begun, however, the process of negotiating technical and scientific collaborations with a variety of potential future licensing partners. Our strategy is to commercialize our technology through licensing agreements and accordingly, sales and marketing efforts of the end-product will be the responsibility of the licensees, while our primary focus will be to negotiate and support our licensing partners and collaborations.

Research and Development

We are currently utilizing the laboratory at CSMC for research and development activities as provided for in the License.  As of this time we do not employ any full time research and development personnel directly, although key personnel at CSMC are consultants to the Company. It is our plan to expand the development effort by employing or supporting CSMC hiring of certain technical resources.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  If adequate funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.  In 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cancer diagnostics and therapeutic fields, we will be competing with a number of smaller biotechnology companies that are focused on cellular or nano-technological therapy technologies to treat cancers, which may include among others Arrowhead Research Corp., Applied Nanotech Holdings, Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology, Immunocellular Therapeutics and Osiris Therapeutics. Northwest Biotherapeutics is developing a dendritic cell-based vaccine treating brain tumors and Celldex Therapeutics has recently completed a Phase II clinical trial to treat glioblastoma with their cancer vaccines, and other companies may also be developing vaccines of this type.

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

Intellectual Property

The technology covered by the CSMC License includes five issued patents, United States patents “Antisense inhibition of laminin-8 expression to inhibit human gliomas” No. 7,547,511 issued in June 2009, “Polymalic acid-based multifunctional drug delivery system” No. 7,935,677 B2 issued in May 2011, and “Poly (Beta Malic Acid) with Pendant Leu-Leu-Leu Tripeptide for Effective Cytoplasmic Drug Delivery” No. 8,309,614 issued in November 2012 as well as Japanese patents “Antisense Inhibition of Laminin-8 Expression to Inhibit Human Gliomas” No. 4567683 issued in August 2010 and “Polymalic Acid Based Multifunctional Drug Delivery System” No. 5008981 issued in June 2012.  Additionally, CSMC and Arrogene have filed multiple patent applications in the United States and certain foreign countries, which will be covered by the license. New additional patent filings are pending. Under the scope of our license new patent applications filed by CSMC relating to the same subject matter or derivative of the existing patents are subject to inclusion rights or rights of first refusal under the license.

Employees

As of October 31, 2012, we had two part-time employees both of whom are members of management and one full-time administrative employee due to our limited capital resources.  We also utilize several consultants who are focused on business and technical development.  Our ability to expand our employee base to include full-time personnel in administration, research and development and business development is dependent on the availability of funding.

Item 1A. Risk Factors

CERTAIN RISK FACTORS OF ARROGENE THAT MAY AFFECT FUTURE RESULTS

Our business, future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events.  The following items are representative of the risks, uncertainties and other conditions that may impact our business, future performance and the forward-looking statements that we make in this report or that we may make in the future.

Risks Related to our Business, Products and Markets

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Arrogene has incurred cumulative net operating losses and negative cash flow since inception. We expect that the Company will continue to experience operating losses and negative cash flow for the foreseeable future, which will impact the financial results of Arrogene. Accordingly, our auditors have expressed substantial doubt about our ability to continue as a going concern.

We require additional funding which may not be available on favorable terms or at all.

We will require additional funds to support our working capital and planned development requirements within the next twelve months.  Adequate funds may not be available when needed or may not be available on favorable terms. If the Company raises additional funds by issuing equity securities or convertible debt securities, existing shareholders may be diluted or have their rights subordinated to newly-issued senior securities. If funding is insufficient at any time in the future, we may not be able to develop or commercialize its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm its business.

The future capital requirements of Arrogene depend upon many factors, including the following:

•	the cost of testing and developing our technologies;

•	the cost and timing of regulatory approvals;

•	the rate at which we expand our operations; and

•	the cost of commercializing our products.

Current economic conditions and in the global economy generally, including ongoing disruptions in the debt and equity capital markets, may adversely affect our business and results of operations, and our ability to obtain financing.

The global economy is currently undergoing numerous challenges, and the future economic environment may continue to be less favorable than that of past years. We are unable to predict the likely duration and severity of the current disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which may continue to have an adverse effect on our business and results of operations, in part because we are dependent upon customer behavior and the impact on consumer spending that the continued market disruption may have.

The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. Global equity markets have also been experiencing heightened volatility and turmoil, with issuers exposed to the credit markets particularly affected. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many companies, from time to time may need to raise capital in debt and equity capital markets including in the asset-backed securities markets. We will require additional capital within the following 12 months and our ability to raise such capital, including the terms under which such capital is raised, will be dependent on the general economic conditions of the United States and the capital markets.  If we are unable to raise additional capital, it was have a material adverse affect on our liquidity and business operations and would likely put us out of business.

We cannot predict our future capital needs and we may not be able to secure additional financing.

Our projection of future capital needs is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect. As a result, our financial resources may not be sufficient to satisfy our future capital requirements. Should these assumptions prove incorrect, there is no assurance that we can raise additional financing on a timely basis or on favorable terms. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Future financings may result in dilution to our shareholders and restrictions on its business operations.

If we raise additional funds by issuing equity or convertible debt securities, further dilution to our shareholders could occur. Additionally, we may grant registration rights to investors purchasing equity or debt securities. Debt financing, if available, may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain necessary additional capital, we may be unable to execute our business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

Future share issuances to CSMC will have a dilutive effect on our shareholders.

The License requires us to issue additional shares of common stock to CSMC in the future for no additional consideration to ensure that CSMC will own 5% of the total issued and outstanding common shares.  This commitment continues until December 31, 2015.  As a result, existing shareholders may suffer further dilution in the event we sell or issue additional shares in the future.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which to base an evaluation of our prospects and the potential value of our common stock.  We are confronted with the risks inherent in an early stage company, including difficulties and delays in connection with the development of Polycefin into a commercially viable product, reliance on a small number of scientific collaborators, operational difficulties, and difficulty in estimating future development, regulatory, and administrative costs.  If we cannot successfully manage our business, we may not be able to develop a commercially viable product, generate future profits and may not be able to support our operations.  It is possible that we will incur additional expenses and losses in the further implementation of our business plan.  We may not be able to improve operations and therefore may not become profitable.

We have incurred losses since inception and may never achieve profitability.

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial and other resources, and insufficient revenue to be self-sustaining. There is no assurance that we will ever attain profitability.

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth with our limited resources effectively.

We expect that the expansion of our business will place a significant strain on our limited managerial, operational, and financial resources.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the pharmaceutical industry.  Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have.  We will need substantial additional capital in order to attract and retain critical management.  We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all.  We currently are required to limit the engagement of critical management to part-time due to limited resources and there is no assurance that we will be successful in raising the necessary additional financial resources to employ them, and other key employees, on a full time basis. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees.  If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results could be materially adversely affected.

We will be dependent on the rights included in the License for all of our products.

Since we have acquired the License, we will have to continue to comply with the requirements of that agreement to maintain the license rights in full force and effect.  The License may be terminated if we fail to perform our obligations under the agreement in accordance with its terms including, but not limited to, our ability to make all payments due under the License as well as certain other development milestones. Our inability to continue to license these technologies will materially adversely affect our business, prospects, financial condition, and operating results. In addition, our strategy depends on the successful development of these licensed technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to market and sell our products, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere, we will be unable to commercialize these products.

To receive regulatory approval for the commercial sale of our product candidates that we may develop or out-license, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing.  Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing.  Our failure to adequately demonstrate the efficacy and safety of any product candidate that we may develop or out-license would prevent receipt of regulatory approval of that product candidate.

Our assumptions concerning the regulatory approval pathway for our diagnostic products may prove to be incorrect.

Our business plan makes certain assumptions concerning the regulatory approval pathway for our planned diagnostic and therapeutic products.  While such assumptions are based on the guidance of regulatory consultants, there is no assurance the FDA will agree with our conclusions, which could result in a longer, more costly process than we are currently anticipating.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care. The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

•

reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

obtaining regulatory approval to commence a clinical trial;

•

obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•

recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the same indication as our product candidates; and

•

retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, side effects from the therapy or who are lost to further follow-up.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities, due to a number of factors, including:

•

failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•

inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•

unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may have been introduced to the market and established a competitive advantage.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues.  Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as cGMP, a regulatory agency may:

•

issue warning letters or untitled letters;

•

require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•

impose other civil or criminal penalties;

•

suspend regulatory approval;

•

suspend any ongoing clinical trials;

•

refuse to approve pending applications or supplements to approved applications filed by us;

•

impose restrictions on operations, including costly new manufacturing requirements; or

•

seize or detain products or require a product recall.

Our commercialization efforts will be greatly dependent upon our ability to demonstrate product efficacy in clinical trials. Pharmacies and other dispensing facilities will be reluctant to order our products, and medical practitioners will be reluctant to prescribe our products, without compelling supporting data. While we believe that our products will be effective for our planned indications, there is no assurance that this will be proven in clinical trials.  The failure to demonstrate efficacy in our clinical trials, or a delay or failure to complete our clinical trials, would have a material adverse effect on our business, prospects, financial condition and operating results.

Our failure to convince medical practitioners to use our technologies will limit our revenue and profitability.

If we, or our commercialization partners, fail to convince medical practitioners to prescribe products using our technologies, we will not be able to sell our products or license our technologies in sufficient volume for our business to become profitable. We will need to make leading physicians aware of the benefits of products using our technologies through published papers, presentations at scientific conferences and favorable results from our clinical studies. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to prescribe products using our technologies for their patients. Failure to convince medical practitioners to prescribe our products will damage our commercialization efforts and would have a material adverse effect on our business, prospects, financial condition and operating results.

If we lose the support of our key scientific collaborators, it may be difficult to establish products using our technologies as a standard of care for various indications, which may limit our revenue growth and profitability.

We have established relationships with leading scientists around the world. We plan to formalize certain of these relationships by establishing a scientific advisory board. We believe that such relationships are key to establishing products using our technologies as a standard of care for various indications. We plan to enter into consulting agreements with our scientific advisory board members, but such agreements will likely provide for termination with 30 days notice. Additionally, there is no assurance that our current research partners will continue to work with us or we will be able to attract additional research partners. The inability to maintain and build on our existing scientific relationships could have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unsuccessful in establishing strategic licensing arrangement with strategic industry partners, our efforts to develop our products will be more costly and involve significant delays.

Our product development plan relies upon our ability to join with strategic industry partners in licensing arrangements.  This approach would allow us to utilize the resources and scientific talent of our strategic licensing partners.  However, if we are not successful in establishing these relationships, we will be required to bear the cost of commercializing our technology, both financial and human resources, alone. As a result, we would expect that our future capital requirements would be significantly increased than presently projected, and the time to market materially delayed.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in receiving regulatory clearances to market any of our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•

Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products, which may result in greater physician awareness of their products as compared to ours.

•

Information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share.

•

Physicians may be reluctant to switch from existing treatment methods, including traditional therapy agents, to our products.

•

The price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues.

•

Our revenues may diminish if third-party payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

If any of our future marketed products were to experience problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.

If any of our current or future marketed products become the subject of problems, including those related to, among others:

•

efficacy or safety concerns with the products, even if not justified;

•

unexpected side-effects;

•

regulatory proceedings subjecting the products to potential recall;

•

publicity affecting doctor prescription or patient use of the product;

•

pressure from competitive products; or

•

introduction of more effective treatments.

Our revenues from such marketed products could decrease. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of a product, our revenues would significantly decline.

If we do not receive adequate third-party reimbursement for the sales of our products, we may not be able to sell such products on a profitable basis.

Sales of our products will depend, in part, upon the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar reimbursement sources, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Such third-party payors continue to aggressively challenge the prices charged for healthcare products and services. Additionally, federal and state governments have prioritized the containment of healthcare costs, and drug prices have been targeted in this effort. If these organizations and third-party payors do not consider our products to be cost-effective, they may not reimburse providers of our products, or the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

Although we have potential products that appear to be promising at early stages of development and in pre clinical trials, none of our potential products may reach the commercial market for a number of reasons.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drugs or devices that we can commercialize. It is possible that our potential products may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during pre-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured on a commercial scale basis and, therefore, they may not be economical to produce. Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We have a number of product candidates in various stages of development but do not expect the majority of them to be commercially available for a number of years, if at all.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our products, then our products and technologies may be rendered less competitive.

We will face significant competition from industry participants that are pursuing similar products and technologies that we are pursuing and are developing pharmaceutical products that are competitive with our planned products and potential products. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, products or processes becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like we are developing may limit the product's market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

Our reliance on third parties, such as clinical research organizations, may result in delays in completing, or a failure to complete, clinical trials if they fail to perform under our agreements with them.

In the course of product development, we may engage clinical research organizations to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. If we engage clinical research organizations to help us obtain market approval for our drug candidates, many important aspects of this process have been and will be out of our direct control. If the clinical research organizations fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of one or more drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidates.

If the manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture any of our product candidates, and we do not currently plan to develop any capacity to do so. To date, we have only manufactured product in small batches at CSMC. We do not yet have agreements established regarding commercial supply of any product candidates. There is no assurance that we will be successful in negotiating an agreement on commercially reasonable terms. There is no assurance that our commercialization partner will approve of our manufacturer.  Any problems or delays we experience in preparing for commercial-scale manufacturing of any product candidate may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. Furthermore, if our commercial manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to provide product to commercialization partners or product candidates to patients in our clinical trials would be jeopardized.  In addition, all manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

The use of any of our potential products in clinical trials and the sale of any approved products exposes us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. A number of patients who participate in trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues.

If other companies claim that we infringe on their intellectual property rights, we may be subject to costly and time-consuming litigation and delays in product introduction.

Our processes and potential products may conflict with patents that have been or may be granted to competitors, academic institutions or others. As the biotechnology and pharmaceutical industries expand and more patents are filed and issued, the risk increases that our product candidates may give rise to a declaration of interference by the U.S. Patent and Trademark Office, to administrative proceedings in foreign patent offices or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from testing, manufacturing or marketing our products. If any of these actions were successful, we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology that may not be available to us on acceptable terms, if at all. Any litigation, regardless of the outcome, could be extremely costly to us.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

Our commercial success will depend in part on maintaining patent protection and trade secret protection for our products, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example: our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents; our licensors might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies; it is possible that none of the pending patent applications licensed to us will result in issued patents; the issued patents covering our product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties; we may not develop additional proprietary technologies that are patentable; or patents of others may have an adverse effect on our business.

In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. It is also possible we may not have the financial resources to pursue infringement actions on a timely basis if at all. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

We may also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If our licensors or we fail to obtain or maintain patent protection or trade secret protection for our products, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

Our ability to develop, manufacture, market and sell our products depends upon our ability to avoid infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their products or technology, we could face a number of issues, including: infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business; substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent; a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do; if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and re-designing our processes so they do not infringe, which may not be possible or could require substantial funds and time.

Risks Related to Our Stock

There currently exists no public trading market for the Arrogene shares; and should a public trading market develop in the future, or which there can be no assurance, such trading will likely be subject to the “penny stock” rules.

Arrogene common stock is currently not quoted on the OTC Electronic Bulletin Board, a NASD sponsored and operated quotation system for equity securities, or OTCQB or OTC Pink electronic quotation systems run by OTC Markets Group Inc. Should a public trading market for the shares develop in the future, of which there can be no assurance, the shares will likely be quoted on the Bulletin Board, OTCQB or OTC Pink Sheets.  These are more limited trading markets than the Nasdaq Capital Market, and timely, accurate quotations of the price of our common stock may not always be available.  You may expect trading volume to be low in such a market.  Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

Arrogene common stock will be subject to the requirements of Rule 15g.9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, a penny stock is defined as any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the customer and receive the customer’s written agreement to the transaction. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it.  Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Over-the-counter stocks are subject to risks of high volatility and price fluctuation.

Arrogene’s common stock is currently not traded or listed on any market, and it is not eligible to have its shares listed on any stock exchange or on the NASDAQ Capital Market.  As a result, the trading market for our common stock, if any, will be on the over-the-counter market. The OTC market for securities has experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as new product developments and trends in our company's industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock and make it more difficult for investors in this offering to sell their shares.

Trading in Arrogene securities will likely be conducted on an electronic bulletin board established for securities that do not meet NASDAQ listing requirements. As a result, investors will find it substantially more difficult to dispose of our securities. Investors may also find it difficult to obtain accurate information and quotations as to the price of our common stock.

Arrogene’s stock price may be volatile and as a result, investors could lose all or part of their investment.  The value of an investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•

failure to meet sales and marketing goals or operating budget

•

failure to achieve development goals

•

failure to obtain regulatory approvals

•

concerns regarding insufficient financial resources

•

inability to create an active trading market for our common stock

•

decline in demand for our common stock

•

operating results failing to meet the expectations of securities analysts or investors in any quarter

•

downward revisions in securities analysts' estimates or changes in general market conditions

•

investor perception of our company's industry or prospects

•

general economic trends

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock.

There can be no assurance that we will be able to successfully complete a secondary public offering that will allow our shares to be listed and traded on a national exchange or Nasdaq Capital Market.

While we would like to undertake a public offering that would qualify us for listing and trading on a national exchange (eg. NYSE MKT, LLC, formerly NYSE Amex) or Nasdaq Capital Market, there can be no assurance that market conditions or our future performance will support such an effort.  Numerous factors, including market liquidity and demand for our stock, our ability to identify one or more underwriters willing to undertake such an offering, and general economic conditions, could adversely affect this effort.   If we are unable to complete a public offering, trading in our stock, if any, will continue on the volatile and illiquid over-the-counter market.  In addition, we may be required to curtail or delay our efforts to commercialize our technology and may have difficulty in meeting some of the financial milestones required under the the License.

Future issuances of our Common Stock could dilute current shareholders and adversely affect the market if it develops.

We have the authority to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock, without shareholder approval.  These future issuances could be at values substantially below the price paid for our common stock by existing shareholders, which would result in significant dilution to those shareholders.  In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval, which would not only result in further dilution to investors in this offering but could also depress the market value of our common stock, if a public trading market develops.

We may issue preferred stock that would have rights that are preferential to the rights of the common stock that could discourage potentially beneficial transactions to our Common Stockholders.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.  The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

We do not expect to pay cash dividends in the foreseeable future.  Any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on any shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion of our business.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our consolidated financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.  If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

If the Company were to dissolve or wind-up, holders of our Common Stock may not receive a liquidation distribution.

If we were to wind-up or dissolve the Company and liquidate and distribute our assets, our shareholders would share ratably in our assets only after we satisfy any amounts we would owe to our creditors.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors to enable you to receive any liquidation distribution with respect to any shares you may hold.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock, should a public market develop in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Description of Property

The Company leases executive office space at 2500 Broadway, Building F, Suite F-125, Santa Monica, California pursuant to a lease with a monthly payment of $3,642 through February 28, 2014. We believe that this office space will be sufficient for our anticipated needs for the foreseeable future. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 28, 2013, there were 110 holders of record of 21,220,860 shares of the Company’s Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company does not have any Preferred Stock issued or outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March 2012, our Board of Directors and a majority of shareholders approved the 2012 Equity Incentive Plan (the “2012 Equity Plan”).  There are 1,500,000 shares of Common Stock reserved for issuance under the 2012 Equity Plan.  As of October 31, 2012, no shares had been awarded pursuant to the plan.

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	NA	1,500,000
Equity compensation plans not approved by security holders	0	NA	0
TOTAL	0	NA	1,500,000

Recent Sales of Unregistered Securities

During the fourth quarter of 2012, the Company sold an aggregate of 125,000 Units receiving net proceeds of $102,377 after payment of commissions and other offering expenses.  The Units were sold to three (3) persons each of whom qualified as an “accredited investor” within the meaning of Rule 501(c) of Regulation D.  The common stock and warrants underlying the Units issued were “restricted securities” under the Securities Act of 1933, as amended and the certificate evidencing same bears the Company’s customary restrictive legend.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes, and the other financial information included in this Report.

Overview

The Company was founded to commercialize both a new cancer treatment targeting technology and a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned by CSMC in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin (the “Technology”) and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler, Dr. Alex Ljubimov.  Work on Polycefin involved seven years of development and over $6,000,000 of grants funded mainly from the NIH.

We also have developed important related intellectual properties surrounding Laminin-411. Laminins are the major components of basement membranes that are orderly sheet-like structures secreted by cells to separate several cell types from one another. Laminins play key roles in cell adhesion, polarity, movement, and differentiation. They form a family of related but distinct proteins. Like all laminins, Laminin-411 is comprised of three chains, a4, b1, and g1 (hence the name). In normal tissues, Laminin-411 expression is almost negligible in blood vessels. At the same time, vessels in some organs, like breast and brain, predominantly contain another, closely related, isoform, Laminin-421 (a4b2g1). Our scientists were the first to demonstrate that during tumor development, Laminin-411 (formerly, laminin-8) is produced in excessive amounts, while the normal Laminin-421 gets suppressed, causing a shift from “normal” to “tumor” laminin (Ljubimova et al., Cancer Res, 2001; Fujita et al., Breast Cancer Res, 2005). Laminin-411 has been implicated in cell migration and increased production of some cancer stem cell proteins.   In general, abnormal interactions between tumor cells and laminins are among major traits of various cancers. Taken together, the data presented above suggest that by blocking the production of Laminin-411, one may expect to slow down or arrest tumor growth and inhibit cancer cell spread, as well as possibly suppress cancer stem cells thereby diminishing chances of disease relapse.

Using clinical material from 65 patients with brain gliomas, we found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004).   In 2007, our founders started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and Laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. Currently, this trial is nearing completion, with more than 300 cases of human tumors analyzed. The data show that this protein is overproduced in more than three-quarters (75%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, Laminin-421. These data are being prepared for publication.  As a result we are in the process of commercializing this new test as a Laboratory Developed Test (“LDT”) and we are currently nearing the end of a negotiation with a partner for delivery of this test into clinical practice. With this potential partner, we have conducted protocol development and have furthered our clinical trial to measure the range of application for Laminin 411. Conclusions of that clinical trial indicate that Laminin 411 is over-expressed in many tumors beyond the initial indications and we are working on incorporating those findings in both published results and the market strategy for the LDT.

Beyond diagnostic and prognostic applications, we believe that our discovery of Lamin 411’s role in tumor growth can be exploited together with our Polycfin technology towards novel tumor inhibiting treatments. We are currently working on the technology allowing us to combine antisense oligonucleotides against two laminin-411 chains on one nanopolymer (Polycefin) molecule and target them specifically to tumor cells. As a result, we were able to stop brain glioma growth in mice without harming other unaffected organs (Ding et al., Proc Natl AScad Sci USA, 2010). This appears to be a superior approach to using antibody blocking because, due to being buried in basement membranes, laminins may not be accessible enough to the antibodies in real-life tumors to obtain a therapeutic effect. We plan to use our nanopolymer Polycefin to block Laminin-411 production in primary and metastatic brain and breast tumors. Importantly, due to special chemical groups on the polymer backbone, it can deliver the antisense drugs to the tumor cells specifically, largely avoiding non-cancer cells. Our published results to date show the feasibility of this approach.

Antisense drugs and other therapeutics like siRNA have significant problems in delivery to tumor cells. Besides rapid clearance from blood, they cannot specifically get inside tumor cells causing potential problems for the healthy cells. Our nanopolymer platform has special antibodies that guide the drug complex to the tumor cells. Once in these cells, another special module on the delivery vehicle helps release the drugs inside the cell, where they get detached from the polymer by natural mechanisms and exert their blocking function. As a result, the drug has much lower clearance when injected into the bloodstream, and the possibility of it getting into normal cells is minimized. We have shown that such a nanopolymeric delivery system targeting Laminin-411 can efficiently suppress growth of brain cancers by reducing tumor vasculature and causing tumor cell death (Fujita et al., Angiogenesis, 2006; Ljubimova et al., Front Biosci, 2006; Ding et al., Proc Natl Acad Sci USA, 2010). Therefore, we believe that this delivery system is currently most promising for specific treatment of tumors targeting their blood supply.  However at this time, these findings are based on pre-clinical research and there can be no assurances that they can be successfully translated into successful therapies in the future. .

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 1 2

We believe that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.3 Additionally, in vivo testing has shown effectiveness against more than one, widely different, type of cancer (HER2/neu Breast, EGFR Triple Negative Breast and Glioblastoma), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics.

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

1 Inoue  S., Ding H., Portilla-Arias J., et al  (2011) Polymalic Acid-Based Nanobiopolymer Provedes Efficient Systemic Breast Cancer Treatment by Inhibiting both Her2/neu Receptor Snthetsis and Activity. Cancer Res; 71(4) February 15, 2011

2 Inoue S, Patil R, Portilla-Arias J, Ding H, Konda B, et al. (2012) Nanobiopolymer for Direct Targeting and Inhibition of EGFR Expression in Triple Negative

Breast Cancer. PLoS ONE 7(2): e31070. doi:10.1371/journal.pone.0031070

3 Ding H., Portilla-Arias J., Patil R., et al. (2011). The optimization of polymalic acid peptide copolymers for endosomolytic drug delivery. Biomaterials 32 (2011) 5269-5278

It is estimated that approximately 207,000 new cases of breast cancer are diagnosed every year in the U.S. Approximately 204,000 cases of lung cancer are diagnosed annually. Additionally there are between 120,000 and 140,000 annual cases of cases of secondary brain cancers, according to various published sources. Based on these patient populations, and certain price and usage assumptions, we have estimated that the total market potential for Polycefin based therapeutics products could exceed $30 billion annually.

We plan to bring our products to market using a licensing and cost sharing strategy.  We will seek to joint venture with pharmaceutical companies with existing cancer therapy drugs or active diagnostic imaging agents.

Over the following twelve months we are targeting a number of objectives and milestones that we plan to pursue utilizing cash on hand and proceeds from capital raising efforts.  We may or may not be successful in consummating such capital raises and this remains a significant risk to our ability to meet our objectives. These objectives and milestones are the commissioning of final Phase 0 toxicology studies for our first Polycefin drug candidate; prepare an IND for submission to the FDA to receive clearance to begin human clinical trial work; and begin human clinical studies once such IND clearance can be obtained. There are various factors that can influence the timing of starting and completing these objectives and milestones as well as the total costs.  Such factors include, but are not limited to, the pace and success of scientific developments, the availability of financial and human resources, competing demands of our scientific team, and changes in regulatory requirements.  We have budgeted approximately $1.4 million through December 2013 towards these efforts but given the inherent uncertainty and variability related to these activities, we cannot accurately predict start dates, completion dates and total costs

In addition, we are expanding our production of the key ingredients for the production of Polycefin, according to a proprietary production and purification process, in preparation to support both pre-clinical and clinical phases of upcoming clinical trials. We are also taking steps to negotiate outside supplies agreements to create industrial partnerships relating to the production under license of these compounds.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment.  ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted.  We will adopt ASU 2012-02 effective November 1, 2012.  The adoption of ASU 2012-02 is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted.  We will adopt this pronouncement effective November 1, 2012.  The adoption of ASU 2011-08 is not anticipated to have any impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASU 2011-04), which amended ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. We adopted ASU 2011-04 in our fiscal year ending October 31, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In June 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This guidance was adopted effective November 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

As of October 31, 2012, the Company’s cash balance was  $539,727 compared to $2,094 at October 31, 2011.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended October 31, 2012 and October 31, 2011 and for the cumulative period from August 7, 2007 (Inception) to October 31, 2012.

	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	For the Cumulative Period from August 7, 2007 (Inception) to October 31, 2012
Net Cash (Used in) Operating Activities	$ (1,136,831)	$ (550,626)	$ (1,759,529)
Net Cash Provided by (Used in) Investing Activities	386,780	(1,789)	384,991
Net Cash Provided by Financing Activities	1,287,684	444,351	1,914,265
Net Increase (Decrease) in Cash and Cash Equivalents	537,633	(108,064)	539,727

Operating Activities

During the year ended October 31, 2012, $1,136,831 of cash was used in operating activities which primarily represents cash operating expenses and payment of certain accrued expenses.

Investing Activities

During the year ended October 31, 2012, $386,780 was provided by investing activities representing cash acquired in the Reverse Merger partially offset by capital expenditures.  As of October 31, 2012, we had no material commitments for capital expenditures.

Financing Activities

During the year ended October 31, 2012, we received $1,288,984 in net proceeds from the sale of 1,510,250 Units.  Additionally, during the year ended October 31, 2012, we received $80,000 in proceeds from the Promissory Notes which were repaid in full during the same period.

Sources of Capital

As of October 31, 2012, we had $539,727 of cash on hand.  As previously described, the Company has closed on the sale of Units pursuant to a private placement, generating $1,510,250 in gross proceeds exclusive of sales that took place prior to consummation of the Reverse Merger and subsequent to year end.  Under the terms of the private placement memorandum, as amended, we may sell up to an additional 1,987,750 Units until such time that we terminate the private placement.  In aggregate, if all of the Units are sold (excluding the overallotment option), gross proceeds of $4,000,000 may be raised.  In addition, based on the Units sold through the date of this Report, approximately $8.5 million in gross proceeds may be available to us upon the exercise of warrants, of which exercise cannot be assured, nor does management expect to receive in the near future.

Requirements of Capital

In addition to the costs associated with operating our business in accordance with our plan, and complying with public company reporting requirements, the License requires that we expend $1,000,000 during the calendar year ending December 31, 2013, towards the development of one or more products using the licensed technology.

Management’s Outlook

We believe that existing cash on hand, combined with the proceeds received from the sale of Units that took place subsequent to October 31, 2012 will be sufficient to fund our planned operations and contractual commitments through at least the end of the June 2013.  Accordingly, the Company will require additional funding, whether through the sale of Units or from alternative sources within the next six months.  We are continuing to market the sale of the Units and we believe that the Company will consummate at least one additional closing prior to terminating the offering. While management is hopeful that a sufficient number of Units will be sold to fund the Company’s planned activities and contractual operations for at least the next twelve months and beyond, there is no assurance that we will be successful in these efforts.

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

RESULTS OF OPERATIONS

Licensing Fees

We recorded $480,430 of licensing fees for the year ended October 31, 2012 representing the fair value of 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during the prior year.

Research and Development

During the year ended October 31, 2012, we incurred $98,549 in research and development expense representing costs incurred for the management of our research and development activities.  We had no comparable expenses in the prior year.

General and Administrative

General and administrative expense decreased by $133,129 or approximately 15% for the year ended October 31, 2012 compared to the prior year.  The decrease in expense was the net result of expense recorded under a financial advisory agreement in 2011 that was not in existence during 2012 partially offset by expenses related to being a public reporting company during 2012.

Loss from Operations

As a result of the factors described above, the loss from operations for the year ended October 31, 2012, increased by $445,850 compared to the prior year period.

Other Expense

For the year ended October 31, 2012, we recorded other expense of $757,427 compared to $120,604 for the prior year. Expense for the year ended October 31, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $2,073,490 of net loss for the year ended October 31, 2012 compared to a net loss of $990,817 in the prior year.

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

ARROGENE, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

Financial Statements:

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrogene, Inc.

We have audited the accompanying consolidated balance sheets of Arrogene, Inc. (a Delaware development stage enterprise) and subsidiary (the “Company”) as of October 31, 2012 and 2011 and the related  consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2012, and 2011 and for the period from August 7, 2007 (inception) through October 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrogene, Inc., and Subsidiary as of October 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended October 31, 2012 and 2011, and for the period from August 7, 2007 (inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated cash flows from operations since inception, has incurred continuing losses and has accumulated a deficit during the development stage at October 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

/s/ Rose, Snyder & Jacobs

Encino, California

January 28, 2013

ARROGENE, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2012 AND 2011

ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$539,727	$2,094
Prepaid expenses and deposit	13,020	10,024
Total current assets	552,747	12,118

Property and equipment, net of accumulated depreciation of $1,426 and $547 at October 31, 2012 and 2011, respectively	3,271	1,242

Total assets	$556,018	$13,360

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$29,240	$79,453
Accrued legal fees	7,754	153,547
Related party payables	10,000	66,350
Other accrued liabilities	32,599	9,747
Convertible notes	10,000	726,550
Total current liabilities	89,593	1,035,647

Total liabilities	89,593	1,035,647
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,090,860 and 11,091,900 shares, respectively, issued and outstanding	2,109	1,109
Additional paid-in capital	4,059,670	498,468
Deficit accumulated during the development stage	(3,595,354)	(1,521,864)
Total stockholders’ equity	466,425	(1,022,287)
Total liabilities and stockholders’ equity	$556,018	$13,360

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

(a development stage enterprise)

  STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH OCTOBER 31, 2012

	2012	2011	Cumulative From Inception (August 7, 2007) Through October 31, 2012

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
General and administrative	737,084	870,213	2,137,186
Licensing fees	480,430	—	480,430
Research and development	98,549	—	98,549
	1,316,063	870,213	2,716,165

Loss from operations	(1,316,063)	(870,213)	(2,716,165)

OTHER INCOME (EXPENSE):
Interest	(757,427)	(120,604)	(879,189)
	(757,427)	(120,604)	(879,189)

NET LOSS	$ (2,073,490)	$ (990,817)	$ (3,595,354)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	17,645,317	10,992,996	N/A

LOSS PER SHARE:
Basic and diluted	$(0.12)	$(0.09)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH OCTOBER 31, 2012

	Preferred Stock		Common Stock			Deficit Accumulated during the Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$ —	10,960,000	$ 1,096	$ —	$ —	$ 1,096
Net Loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party liability	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	$—	21,090,860	$2,109	$4,059,670	$(3,595,354)	$466,425

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH OCTOBER 31, 2012

	2012	2011	Cumulative From Inception (August 7, 2007) Through October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,073,490)	$(990,817)	$(3,595,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	726,550	—	726,550
Amortization of debt placement costs	—	120,359	121,517
Shares issued for License	440,430	—	440,430
Share-based payment expense	22,400	167,440	273,680
Depreciation expense	879	547	1,426

Increase in prepaids and deposit	(2,996)	(10,024)	(13,020)
Increase (decrease) in accrued liabilities	(194,254)	109,019	275,242
Increase (decrease) in related party payables	(56,350)	52,850	10,000
Net cash used in operating activities	(1,136,831)	(550,626)	(1,759,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Reverse Merger with SRKP 16, Inc.	389,688	—	389,688
Capital expenditures	(2,908)	(1,789)	(4,697)
Net cash provided by (used in) investing activities	386,780	(1,789)	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Promissory Notes	80,000	—	80,000
Repayments of Promissory Notes	(80,000)	—	(80,000)
Net proceeds from sales of Units	1,288,984	—	1,288,984
Net proceeds from sale of Convertible Notes	—	444,351	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	(1,300)	—	(1,300)
Net cash provided by financing activities	1,287,684	444,351	1,914,265

Net increase (decrease) in cash	537,633	(108,064)	539,727
Cash and cash equivalents at the beginning of year	2,094	110,158	—
Cash and cash equivalents at the end of year	$539,727	$2,094	$539,727

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

(1)

BUSINESS, OVERVIEW, BASIS OF PRESENTATION AND CONSOLIDATION

Arrogene, Inc. (“Arrogene” f/k/a SRKP 16, Inc.), was incorporated under the laws of the State of Delaware on December 7, 2006.  On January 11, 2012, we consummated a reverse merger transaction (the “Reverse Merger”) with Arrogene Nanotechnology, Inc. (“ANI”), a company focused on oncology.  Hereafter, SRKP 16, Inc., Arrogene and ANI are collectively referred to as the “Company.”  Effective September 4, 2012, SRKP 16, Inc. officially changed its name to Arrogene, Inc.

As a result of the Reverse Merger, the shareholders of ANI received 12,660,000 shares of Company common stock or approximately 86 % of the issued and outstanding common shares of the Company immediately after the transaction.  Further, ANI warrant holders received identical common stock purchase warrants in the Company.  Additionally, immediately after the Reverse Merger, the officers of ANI became the officers of the Company and the Company’s Board of Directors was changed to consist solely of former ANI officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of the Company by ANI (the accounting acquirer) and a recapitalization of ANI.  As a result, the financial statements for all periods presented and discussed herein are those of ANI.  Immediately prior to consummating the Reverse Merger, the Company sold 502,000 units (the “Units”), with each Unit consisting of  (i) one share of common stock, and (ii) two common stock purchase warrants (the “SRKP Warrants”) that are exercisable for five years from the date of issuance.  One of the SRKP Warrants is exercisable at $1.50 per share and the other is exercisable at $2.00 per share.  The Company received $404,688 in net proceeds from the sale of the Units after payment of commissions and other expenses associated with the offering, of which, $389,688 was acquired by ANI at the time of the Reverse Merger.

The Company has an exclusive license (the “License”) to a family of related nano-biopolymers collectively referred to as “Polycefin™” as well as certain tumor bio-markers and related intellectual properties that are collectively expected to be capable of acting as a drug delivery and targeting platform for cancer therapy and diagnositcs based on pre-clinical studies conducted at Cedars-Sinai Medical Center (“CSMC”).  Polycefin are designed to target cancer cells and deliver a variety of bound therapeutics to them.   In vivo pre-clinical studies have shown evidence that existing cancer drugs could have increased efficacy and reduced side effects when attached to the Polycefin platform.  We believe that Polycefin has the ability to harbor various drugs at the same time making it possibly a master delivery vehicle that can be customized for a particular tumor and potentially for an individual patient.  Additionally, in vivo testing has shown efficacy against more than one type of cancer (breast and brain) suggesting that Polycefin may have application to a wide range of cancer types, therapeutics and diagnostics.

We plan on commercializing our products using a licensing and cost sharing strategy, seeking to enter into arrangements with major pharmaceutical companies with existing cancer therapy drugs facing issues relating to patent expirations, market expansion or contraction.   It is our goal to only commence Phase I clinical trials with a commitment from a licensee to complete Phase II and III clinical trials, predicated on the successful outcome of each phase, and go to market, if approval is received.  Further, we are also exploring use of Polycefin as a potential medical diagnostic product(s) for oncology related applications.  We also have developed important related intellectual properties surrounding Laminin-411. Pre-clinical investigation is also on-going on methods of inhibiting Laminin-411 as a therapeutic agent, which could be conjugated in various forms of Polycefin in the future.

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

The accompanying consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.

(2)  GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred cash and operating losses, and as of October 31, 2012, had a deficit accumulated during the development stage of $3,595,354. We have relied primarily upon proceeds from the sale of convertible notes (the “Convertible Notes”) and the Units to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As discussed above, immediately prior to the Reverse Merger, the Company sold 502,000 Units resulting in net proceeds of $404,688 of which $389,688 remained at the time of the Reverse Merger.  Subsequent to the Reverse Merger, we have sold an additional 1,640,250 Units receiving net proceeds of $1,405,858 after payment of commissions and offering expenses. As of October 31, 2012, the Company’s cash balance was $539,727.  We are continuing to market the sale of Units and expect to have at least one additional closing before terminating the private placement. The Company is authorized to sell up to 4.0 million Units in the aggregate.  Management believes that existing cash on hand, combined with proceeds received from an additional sale of Units subsequent to October 31, 2012, described below in Note 6, will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of June 2013.   Accordingly, the Company will require additional funding, whether through the sale of Units or from alternative sources within the next six months.

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

(3)

SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at historical cost, and is comprised of computer equipment and software. Depreciation and amortization of property and equipment is provided in amounts sufficient to relate the cost of the related assets to operations over their estimated service lives using the straight-line method.  The useful lives of the assets are three years.  Depreciation and amortization expense amounted to $879, $547, and $1,426 for the years ended October 31, 2012 and 2011 and for the period from August 7, 2007 (Inception) through October 31, 2012, respectively.

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

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

We account for income taxes by recognizing deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy specified realization criteria.

Accounting rules also prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are required to recognize a liability in the financial statements for the impact of a tax position if that position is more likely than not of not being sustained on audit, based on the technical merits of the position.  We currently do not have any tax positions that meet this threshold.

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings.  We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which we must record a liability.  Interest and penalties totaled $0 and $0 for the years ended October 31, 2012 and 2011, respectively, and $449 for the period from August 7, 2007 (date of inception) through October 31, 2012.  We file income tax returns in the U.S. federal jurisdiction and with the State of California.  We are still subject to income tax examinations by the State of California and the IRS for all tax years since the date of inception.  Since we have not recorded a liability at October 31, 2012, there is no impact to our effective tax rate.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s income (loss) attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the “treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For all periods presented, the basic and diluted loss per share is the same as the impact of potential dilutive common shares is anti-dilutive.

Shares of common stock from the exercise of warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Years ended October 31,
	2012	2011

Convertible Notes	66,667	2,421,833
Warrants	5,710,358	1,082,183

Segment Information

We operate in one business segment.  The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performances.  All of our operations are located in the United States.

Concentration of Credit Risk

We maintain a checking account with Wells Fargo Bank (“Wells”).  The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000.  At times our cash balance may exceed the FDIC insurance coverage.  Management believes that the Company is not exposed to significant credit risk due to the financial position of Wells.

Fair Value of Financial Instruments

The fair value of cash, accounts payable and accrued liabilities, and notes payable approximate their carrying amounts due to the short term maturities of these instruments.

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

We had no financial assets or liabilities subject to fair value measurement at October 31, 2012 or 2011.

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:	Years ended October 31,		Cumulative from Inception
	2012	2011	(August 7, 2007)
Interest	$8,477	$244	$ 8,721
Income taxes	—	—	—

Supplemental disclosures of noncash investing and financing activities:

	Years ended October 31,
	2012	2011

Fair value of warrants issued under placement agent and advisory agreements	$—	$34,233
Accrued compensation satisfied with common stock	—	100,000
Convertible Notes converted into common stock	716,550	—

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment.  ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted.  We will adopt ASU 2012-02 effective November 1, 2012.  The adoption of ASU 2012-02 is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We will adopt this pronouncement effective November 1, 2012.  The adoption of ASU 2011-08 is not anticipated to have any impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (ASU 2011-04), which amended ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. We adopted ASU 2011-04 in our fiscal year ending October 31, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In June 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This guidance was adopted effective November 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

(4)

OPTION TO LICENSE AGREEMENT

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

We believe that we have achieved the required milestones for the contractual period ended December 31, 2012.  It is management’s belief that cash administrative expenses in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology. We can, however, provide no assurance that CSMC will concur with our position and that we will be able to meet any or all of these milestones in the future.

Further, in the event the Company issues or sells shares of common stock in addition to those sold in the private placement of Units previously discussed, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(5)

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

We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the year ended October 31, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of October 31, 2012.  On an as converted basis, as of October 31, 2012, the value of the Convertible Notes exceeds the principal balance by $27,333.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40, which is included in interest expense on the accompanying consolidated statements of operations.

In connection with the sale of the Convertible Notes, we paid the placement agent cash commissions equal to 10% of the gross proceeds received from the sale  (except for sales of Convertible Notes to Company identified purchasers including management and directors for which we paid cash commissions equal to 5%) and we issued to the placement agent common stock purchase warrants to acquire a number of common shares equal to 10% of the common shares issuable upon conversion of the Convertible Notes (the “Placement Agent Warrants”).  The Placement Agent Warrants have an exercise price of $0.30 per share and expire on October 19, 2015. We paid the placement agent cash commissions of $67,905 and issued warrants exercisable to purchase an aggregate of 242,183 shares of common stock.  We recorded the cash commissions and the fair value of the Placement Agent Warrants as debt placement costs which were amortized to interest expense over the original term of the Convertible Notes.  We used the Black-Scholes option pricing model to determine the fair value of the Placement Agent Warrants. For the years ended October 31, 2012 and 2011, we amortized $0 and $120,359, respectively, of debt placement costs which is included in interest expense on the accompanying consolidated statements of operations.

The Level 3 assumptions used in valuing the Placement Agent Warrants issued during the year ended October 31, 2011 follows below.  The expected life used in the calculation was the life of the warrants at the date they became issuable.  The risk free interest rate was derived from U.S. government treasury securities for similar lived periods.  The volatility rate used was derived from a peer group of comparable public companies.

	Year ended October 31,
	2012	2011

Risk free interest rate	N/A	1.11%	- 2.04%
Expected life	N/A	4.5-	5.0 years
Dividend yield	N/A	0%
Volatility	N/A	83.28	%-84.5%

We evaluated the conversion feature of the Convertible Notes within the context of ASC 815 and concluded that it did not meet the definition of an embedded derivative due to the Company being privately held with no active market for its common stock.

(6)

STOCKHOLDERS’ EQUITY

Our articles of incorporation authorizes our board of directors (the “Board”) to issue up to 10,000,000 shares of preferred stock and allows the Board to determine preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications, and other terms and conditions.

 Preferred Stock

In connection with the Reverse Merger in January 2012, all outstanding shares of preferred stock of ANI, 1,030,000 shares in aggregate, were converted into 10,722,000 shares of common stock.

Common Stock

In connection with the formation of the Company, we issued 238,000 shares of common stock to founders.  We ascribed no value to these shares as management believes that the value of the common stock was $0 until after consummation of the CSMC Agreement in December 2009 and receipt of adequate funding.

In December 2009, we issued to CSMC 31,900 shares of common stock in connection with entering into the CSMC Agreement.  We ascribed no value to the common shares issued to CSMC.  As described above in Note 4, in November 2011, we issued to CSMC 1,468,100 shares of common stock in order to effectuate the License. We valued the shares issued to CSMC at $.30 per share based on the stated conversion price of the Convertible Notes most recently issued.

In connection with accounting for the Reverse Merger, we are deemed to have issued to the shareholders of SRKP, 2,143,610 shares of common stock which we recorded at  $389,688, representing the net assets received in the acquisition.  As part of the same transaction, 100,000 shares of common stock were issued to legal counsel.

Units

As described above in Note 2, during the year ended October 31, 2012, we sold 1,510,250 Units for $1.00 per Unit, receiving net proceeds of $1,288,984 after payment of commissions and offering expenses. Each Unit consists of  (i) one share of common stock, and (ii) two SRKP Warrants.

Subsequent to October 31, 2012, we sold an additional 130,000 Units receiving net proceeds of $116,874.

Warrants

On August 24, 2010, we entered into a financial advisory agreement with an investment banking firm to provide certain services over a six month period.  As compensation for the services, we issued common stock purchase warrants to acquire 840,000 shares of common stock at $.001 per share exercisable for five years from the date of issuance (the “Advisory Warrants”).  We recorded the Advisory Warrants at their fair value of $251,160 using the Black-Scholes option pricing model. We amortized the Advisory Warrants over the six month term of the agreement. For the years ended October 31, 2012 and 2011, we amortized $0 and $167,440, respectively, which is included in general and administrative expense on the accompanying consolidated statements of operations.

In connection with the sale of the Units, the placement agents earned warrants to acquire 453,075 shares of common stock consisting of 151,025 warrants exercisable at $1.00 per share, 151,025 warrants exercisable at $1.50 per share and 151,025 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   We valued these warrants at $99,677 using the Black Scholes option pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.  As described above, in connection with the sale of the Units, we issued to the investors 1,510,250 warrants exercisable at $1.50 per share and 1,510,250 warrants exercisable at $2.00 per share.

In connection with the Reverse Merger, we assumed warrants from the sale of the Units to acquire 1,154,600 shares of common stock; 50,200 with an exercise price of $1.00 per share, 552,200 with an exercise price of $1.50 per share, and 552,200 with an exercise price of $2.00 per share.  Each warrant expires on January 11, 2017

(7)

INCOME TAXES

The Company did not incur any income tax expense or benefit during the years ended October 31, 2012 and 2011.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows for the years ended October 31, 2012 and 2011:

	2012	2011
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	5.80%	6.50%
Nondeductible expenses and other	(11.50)%	(8.80)%
Valuation allowance	(28.30)%	(31.70)%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. At October 31, 2012 and 2011, the significant components of deferred income taxes relates to net operating loss carryforwards, offset by a 100% valuation allowance.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss (“NOL”) and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  We have not prepared an analysis to determine if a change of ownership has occurred.  Such a change of ownership may limit the utilization of our net operating losses.

Total deferred tax assets and the valuation allowance increased by $585,778 during 2012.  As of October 31, 2012, we had an estimated NOL carryforward of approximately $2.3 million for federal income tax purposes, which is available to offset future taxable income, if any, through 2032.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  All tax years since inception (August 7, 2007) are still subject to examination by the State of California and the IRS.

(8)

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

The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the year ended October 31 2012 is $8,000 representing the origination fees.  Also included in interest expense for the year ended October 31, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory Notes.  As of October 31, 2012, these shares had not been issued, and accordingly, the associated liability is included in other payables and accrued expenses on the accompanying consolidated balance sheet.

(9)

COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Advances

During the year ended October 31, 2009, certain directors advanced $1,300 to the Company in order to fund operating expenses.  The advances were made on an informal basis and not pursuant to any documented agreement.  Accordingly, there is no stated repayment term or interest rate.  These advances were repaid during the year ended October 31, 2012.

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services (the “Synthetica Agreement”).  The Synthetica Agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.   Under the Synthetica Agreement, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month could not exceed $15,000. During the years ended October 31, 2012 and 2011, we were billed $180,000 and $180,000, respectively, under these agreements. In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned under the agreement.  At October 31, 2012 and 2011, $15,000 and $60,000, respectively, is included in accrued compensation for amounts owed to Synthetica on the accompanying consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the years ended October 31, 2012 and 2011, we were charged $120,000 and $120,000, respectively, under this agreement which is included in general and administrative expense on the accompanying consolidated statements of operations. At October 31, 2012 and October 31, 2011, $10,000 and $40,000, respectively, is included in related party payables on the accompanying consolidated balance sheets.

CSMC

Certain founders and directors of the Company are employees of CSMC.  These individuals are also the inventors of the Polycefin technology and are primarily responsible for its development.  As described further in Note 4 above, we have a right to an exclusive license agreement with CSMC for this technology.

The License requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.   The License also requires us to achieve certain milestones as described in Note 4.

In 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.

Sublease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed.  Our chief executive officer also served as the chief executive officer of Compumed during this time period.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the years ended October 31, 2012 and 2011 we recorded $40,000 and $96,000, respectively, of rent expense which is included in general and administrative expense on the accompanying consolidated statements of operations. Additionally, at October 31, 2011, $24,000 of accrued but unpaid rent is included in related party payables on the accompanying consolidated balance sheets.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

Effective March 1, 2012, we entered into a lease agreement for office space with a third party (the “Office Lease”).  The Office Lease requires eight monthly payments of $3,338 plus costs for incidental expenses.  We are recognizing rent expense over the lease term using the straight-line method resulting in monthly expense of $2,226.  The Office Lease originally expired on February 29, 2013 but subsequent to year end was extended to February 28, 2014 at a payment of $3,642 per month.

Commitments under non-cancelable operating leases are as follows inclusive of the renewal period:

Year Ended October 31,
2013	$ 39,150
2014	14,568
$ 53,718

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on the effectiveness of disclosure controls and procedures in its periodic reports and an annual statement of the effectiveness of its internal control over financial reporting in its annual report.  As this is our first Annual Report on Form 10-K, we are not including a report of management’s assessment of effectiveness of internal control over financial reporting due to a transition period established by the SEC rules applicable to new public companies.  Management will be required to provide an assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, in our Annual Report on Form 10-K for the year ended October 31, 2013.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended October 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

Upon closing of the Reverse Merger, the following individuals were named to the board of directors and executive management of the Company:

Name Robert Stuckelman	Age 80	Position Chairman
Maurizio Vecchione	51	Chief Executive Officer and Director
Julia Ljubimova	52	President and Chief Scientific Officer and Director
Jeffrey Sperber Alex Ljubimov Eggehard Holler	48 59 71	Chief Financial Officer Senior Vice-President, Research of Arrogene Senior Vice-President, Product Development of Arrogene

Robert Stuckelman.  Mr. Stuckelman is the President of Technical Management Consultants, providing consulting services to technology and healthcare companies. He founded CompuMed, a public medical technology company in 1973, was its President from 1973 to 1982 and 1990 to 1994.  He has recently been or is currently on the Board of Directors of Roex, Surpluzz, Cyber University, The Worldwide Web Store, HWO and BioEnergy Delivery Systems. He holds an MSEE from the University of Southern California and a BEE from Cornell University.

Maurizio Vecchione.  Mr. Vecchione’s career spans 27 years as both a scientist and a high technology entrepreneur. As a physicist, he was a pioneer of imaging and computer graphics, and he was also member of the research team that resulted in the 1979 Nobel Prize in Physics be awarded to team leader Dr. A. Salam.  He co-founded computer graphics and imaging company Modacad, which later became Styleclick and completed an initial public offering in 1996 under his leadership.  He led Styleclick until it was sold to InterActive Corp (then USA Networks).  Subsequently, he was CEO of Microwave Photonics, a unit of British Telecom Plc (BT), which he ultimately spun out of BT and was eventually sold to LGC Wireless.  He was then CEO of cancer imaging biomarker pioneer company Trestle, a position he held until the sale of that company to Clarient Inc. (then a unit of Safeguard Scientific).  He then was CEO of CompuMed Inc., a telemedicine and clinical research company in cardiology. He is concurrently Vice President of Global Good at Intellectual Ventures.  Global Good is a collaborative effort between Intellectual Ventures and Bill Gates to tackle humanity's problems through new inventions and technologies, with a focus on the developing world. He also serves as Chairman of a high technology incubator and strategic consultant Synthetica.  He currently serves on the CompuMed’s Board of Directors. He is Chairman of the IDEAS Studio, an educational software and media company he co-founded.  He is a founding member of nonprofit organization 700 For Science. He was twice a finalist for Ernst & Young’s Entrepreneur of the Year award and received the prestigious DEMO award in 2003.  He is a member of the Institute of Electrical and Electronic Engineers (“IEEE”), a member of the IEEE Nanotechnology Council and the IEEE Engineering in Medicine and Biology Society, and the Association for Computing Machinery’s Special Interest Group on Computer Graphics and Interactive Technique.

Julia Ljubimova, MD, PhD.  Dr. Ljubimova is a Director Nanomedicine Center and Professor of Neurosurgery at Cedars-Sinai Medical Center. Her primary research interests involve methods to block human glioma growth, brain and breast tumor prevention treatments and the effects of air pollution on the brain.  Dr. Ljubimova has been working at Cedars-Sinai Medical Center since 1993. Dr. Ljubimova's studies have been published in numerous peer-reviewed publications, including Cancer Research, Cancer, American Journal of Pathology, and International Journal of Oncology.  She is serving on the National Institute of Health Study Section “Nanoscience for Biology and Medicine”.   Dr. Ljubimova’s research is funded by the grants from the National Institutes of Health and other government organizations.

Jeffrey Sperber.  Mr. Sperber has served as Arrogene’s Chief Financial Officer since November 2010.  Mr. Sperber is employed on a part-time basis and also serves as the chief financial officer of another non-competitive business.  From June 2004 through June 2011, Mr. Sperber served as the chief financial officer of Ceragenix Pharmaceuticals, and its predecessor companies where he led a successful reverse merger transaction and several rounds of subsequent financing.  From

January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies.  From March 2001 through January 2004, Mr. Sperber served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides outsourced call center services primarily to the Fortune 1000.  From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi-family housing communities.  At USOL, Mr. Sperber led a successful public offering of USOL’s Common Stock.  From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele Communications, Inc., which was subsequently acquired by Comcast.  From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both public and private entities.  From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado.  Mr. Sperber received a CPA license in the State of Colorado, which has since expired.   Mr. Sperber formerly served as an outside director of Omni Bio Pharmaceuticals, Inc. from October 2009 to August 2011where he also served as Audit Committee Chair.  Ceragenix Pharmaceuticals, Inc. filed a voluntary petition for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy code in June 2010 which was converted to a Chapter 7 in January 2012.  That proceeding is ongoing.

Eggehard Holler, PhD.   Dr. Holler is Professor of Biochemistry at the University of Regensburg, Regensburg, Germany, where he has been employed since 1972. He has authored more than 140 peer reviewed scientific papers. He has worked extensively on the synthesis and purification of polymalic acid (PLMA) as a carrier for drug delivery. Dr. Holler received his Ph.D. from the University of Frankfurt on Main, Germany, and did his postdoctoral training at Cornell University and University of California, Berkeley. Dr. Holler has been awarded the Hoerlein-Preis (German Biological Society) for outstanding work on Drosophila. He served as a consultant in the patent dispute between Roche against Promega, and has consulted at Cedars Medical Center from 2008 to the present. His scientific work was supported during more than 30 years by the Deutsche Forschungsgemeinschaft, by the Deutsche Krebshilfe, by the German Ministry of Agriculture-German Industry (Bayer, ASTA Medica), and other funding agencies. Dr. Holler is on the board of examiners for Diploma in Biochemistry, and the Ph.D. program in Biology at the University of Regensburg. He has been a member of the board of Staatsexamen Biology in Bavaria, and is a member of India Academic Affairs on Ph.D. adjudication. He has been interim chair holder of Biochemistry at Regensburg. His scientific career involves enzymology of amino acyl-tRNAsynthetases, enzymatic synthesis and function of nucleoside-oligophosphate-nucleosides, estrogen receptor mechanisms, chemistry and biological mechanisms of platinum drugs, DNA-polymerases and associated proteins, protein affinity labeling. Dr. Holler pioneered the study and characterization of poly(malic acid). He investigated synthesis, structure, function, metabolism, and established semi-industrial production of highly purified poly(malic acid). He contributed largely to the concept and design of chemical syntheses of the Polycefin drug family.

Alexander Ljubimov, PhD, DSc.   Dr. Ljubimov is Director of the Ophthalmology Research Laboratories and Professor of Surgery and Biomedical Sciences at Cedars-Sinai Medical Center, where he has been employed since 1993. Dr. Ljubimov has a 20-year expertise in cancer research and production of antibodies to cancer markers that are being currently manufactured by more than 15 companies around the world. He has more than 100 publications in both ophthalmology and cancer research and has presented his results at numerous national and international conferences. Dr. Ljubimov joined Cedars-Sinai Medical Center in 1993 to direct the new program in diabetic retinopathy. Since 1998, his research in ocular diabetes is funded by the National Institutes of Health. Dr. Ljubimov currently serves on the editorial boards of Diabetes, Experimental Eye Research, Brain Research Bulletin, The Open Ophthalmology Journal, Journal of Angiogenesis, Experimental Biology and Medicine, and Frontiers in Bioscience. He has served on several National Institutes of Health Study Sections and completed a 3-year term as member of the American Diabetes Association Grant Review Panel. He is member of four professional societies and ARVO Fellow. Dr. Ljubimov is also Professor of Medicine at the David Geffen School of Medicine, University of California Los Angeles.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

Other than Julia Ljubimova and Alex Ljubimov being husband and wife, none.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2012 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 5, 2008 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to Arrogene, Inc., Attention: Secretary, 2500 Broadway, Building F, Suite F-125, Santa Monica, CA  90404.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors has not appointed a standing audit committee and acts as a whole as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  None of our current directors would be deemed “independent” within the meaning of Item 407(a) of Regulation S-K.

Item 11. Executive Compensation.

Executive Compensation

The following information relates to all aspects of executive compensation currently paid by Arrogene to its executive officers and directors.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”) of Arrogene for all services rendered in all capacities to Arrogene for each of its last two (2) completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Maurizio Vecchione, CEO(1)	2012 2011	$180,000 $180,000							$180,000 $180,000
Jeffrey Sperber, CFO	2012 2011	$ 46,909 $ 61,802							$ 46,909 $ 61,802

(1)

Consists of compensation earned by Synthetica, Ltd., a management consulting firm controlled by Mr. Vecchione and with whom Arrogene has contracted for the services of Mr. Vecchione.

Doctors Ljubimova, Ljubimov and Holler are employed by CSMC and receive their compensation from CSMC and are not deemed employees of the Company. The Company has entered into compensation agreements with these officers and directors to secure their services.  The following table reflects the basic terms of the agreements. Each individual is to be paid as a consultant, at agreed upon consulting fee rates, for providing services pursuant to agreed operating budgets and timelines for the services to be rendered:

Name	Title	Hourly Consulting Fee	Maximum Fee per Month
M. Vecchione	CEO	$300.00	$15,000.00

J. Ljubimova	President	$250.00	Set by Company through budget every 90 days

J. Sperber	CFO	$120.00	$10,000.00

A. Ljubimov	SVP – Research	$200.00	Set by Company through budget every 90 days

E. Holler	SVP – Product Development	$200.00	Set by Company through budget every 90 days

Under the agreements, the Company’s board of directors has sole discretion to request the full time employment of each senior executive and upon giving of notice, each executive has a 30-day time period within which to agree to become a full time employee.  In the absence of such acceptance, the previously executed agreements can be terminated by the Company without any obligation to pay any termination or severance benefits.  Additionally the contracts include non-compete, confidentiality and other customary provisions protecting the Company and its intellectual properties.  The agreements include a 6 month severance clause for termination for reasons other than cause (as defined in the agreements).

At the discretion of the Board, the officers/directors are eligible to participate in certain annual bonuses, payable in stock, relating to achieving certain milestones as set annually by the Board, with such bonuses not to exceed 40% of the annual compensation.

It should be noted that certain key executives, i.e., Doctors Ljubimova, Ljubimov and Holler, are all currently employed by CSMC in various capacities in conjunction with pre-clinical and clinical development of the technology which is the subject of the License obtained by the Company from CSMC. The Company believes that their continued work at CSMC benefits the Company as we are the recipients of the license to exploit such technology.

Outside directors may be paid a meeting stipend and/or granted options; however, there is no commitment to do so.

At the end of the most recently completed fiscal year, there were no unexercised options, stock that has not vested, or equity incentive plan awards outstanding.

Compensation Committee Interlocks and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions.  We anticipate that our board of directors will establish a compensation committee in the future that will be comprised of non-employee members of our board of directors.  Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives.  Those companies may or may not be public companies or companies located in California or even, in all cases, companies in a similar business.

Until such time as a formal compensation program and committee is established, our board of directors will structure compensation and bonus levels and our board of directors will approve the structure.  After the compensation committee is formed, it will determine the structure.  Our board of directors has established a compensation program for executive officers for 2013 that is designed to attract, as needed, individuals with the skills necessary for us achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

None of our current directors would be deemed “independent” within the meaning of Item 407(a) of Regulation S-K.

Under the terms of the Reverse Merger, the placement agents were entitled to designate one member of the Board of Directors.  As of the date of this Report, the placement agents have not made such designation.

Under the terms of our License agreement with CSMC, CSMC has the right to designate an observer to our Board of Directors.  As of the date of this Report, CSMC has not exercised this right.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar functions; therefore, it does not have a compensation committee report.

Scientific Advisory Board

We plan to constitute a Scientific Advisory Board (the “Advisory Board”).  The Advisory Board will not exercise any of the authority of the Board of Directors, but rather will serve at the pleasure of the Board of Directors to consult on matters pertaining to the Company’s scientific developments and product strategy.  It is currently intended that the Advisory Board will consist of up to five persons and will be chaired by Dr. Keith Black, one of our founders, and principal shareholders and a team leader at CSMC overseeing the development of our technology. Dr. Black has agreed to be the Chairman of our Advisory Board. No commitment has been made regarding possible future compensation for Advisory Board members.

Keith L. Black, MD, serves as Chairman and Professor of the Department of Neurosurgery, Director of Maxine Dunitz Neurosurgical Institute and Director of Johnnie L. Cochran, Jr. Brain Tumor Center at Cedars-Sinai Medical Center.  An internationally renowned neurosurgeon and scientist, Dr. Black joined Cedars-Sinai Medical Center in July 1997 and was awarded the Ruth and Lawrence Harvey Chair in Neurosciences in November of that year.

Prior to joining Cedars-Sinai, Dr. Black served on the University of California, Los Angeles (UCLA) faculty for 10 years where he was Professor of Neurosurgery.  In 1992 he was awarded the Ruth and Raymond Stotter Chair in the Department of Surgery and was head of the UCLA Comprehensive Brain Tumor Program.

Dr. Black pioneered research on designing ways to open the blood-brain barrier, enabling chemotherapeutic drugs to be delivered directly into the tumor. His work in this field received the Jacob Javits award from the National Advisory Neurological Disorders and Stroke Council of the National Institutes of Health in June of 2000.  Dr. Black and patients undergoing the first clinical trials of the drug, RMP-7, were profiled in 1996 on the PBS program, The New Explorers, in an episode called Outsmarting the Brain. Dr. Black’s other groundbreaking research has focused on developing a vaccine to enhance the body’s immune response to brain tumors, use of gene arrays to develop molecular profiles of tumors, the use of optical technology for brain mapping, and the use of focused microwave energy to non-invasively destroy brain tumors.  He was featured on the cover of Time magazine in the Fall 1997 special edition of Heroes in Medicine. In March 2009, he authored the book Brain Surgeon: A Doctor’s Inspiring Encounters with Mortality and Miracles.

Dr. Black serves on the editorial boards of Gene Therapy and Molecular Biology, Neurosurgery Quarterly, Frontiers in Bioscience, and Public Library of Science (PLoS). He was on the National Institutes of Health’s Board of Scientific Counselors for Neurological Disorders and Stroke and was appointed to the National Advisory Neurological Disorders and Stroke Council of the National Institutes of Health from 2000-2004.  He was also selected as committee member of the California Institute for Regenerative Medicine Independent Citizens Oversight Committee from 2004-2006.  He is also a member of numerous professional societies including the American Association of Neurological Surgeons, Neurosurgical Society of America and the Academy of Neurological Surgery.  He also is a Founding Member of the North American Skull Base Society.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)

The following tables set forth certain information as of December 31, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is 2500 Broadway, Building F, Suite F-125, Santa Monica, CA  90404.

Name and Address of Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares (1)	Percent
Julia Ljubimova (2)	3,869,259	18.2%
Keith Black	2,560,900	12.1%
Alex Ljubimov (2)	745,347	3.5%
Robert Stuckelman	899,444	4.2%
Eggehard Holler	832,777	3.9%
Maurizio Vecchione (3)	1,415,832	6.7%
Jeffrey Sperber	20,000	0.1%
Richard Rappaport (4)	1,274,389	6.0%
Cedars-Sinai Medical Center (5)	1,500,000	7.1%
Executive Officers and Directors as a Group (6 persons)	7,782,658	36.7%

(1)

There were 21,220,860 shares of Common Stock issued and outstanding as of December 31, 2012. That number does not give effect to (a) $10,000 in Convertible Notes that are convertible into an aggregate of 66,667 shares (b) the exercise of 6,009,358 of outstanding warrants, or (c) 1,500,000 shares reserved for issuance under an employee incentive plan.  Also excludes shares issuable as part of Units in the Private Placement which is continuing.

(2)

Ms.Ljubimova and Mr. Ljubimov are husband and wife.

(3)

Shares are held by Synthetica, Ltd. of which Mr. Vecchione is the sole beneficial owner.

(4)

Consists of shares of Arrogne that Mr. Rappaport owns or controls.  Mr. Rappaport’s address is WestPark Capital, Inc., 1900 Avenue of the Stars, Suite 310, Los Angeles, CA  90067

(5)

Mr. Edward M. Prunchunas, Senior Vice President of Finance and Chief Financial Officer is deemed to control the voting and dispositive power associated with these securities.

Item 13. Certain Relationships and Related Transactions.

Advances

During the year ended October 31, 2009, certain directors advanced $1,300 to the Company in order to fund operating expenses.  The advances were made on an informal basis and not pursuant to any documented agreement.  Accordingly, there is no stated repayment term or interest rate.  These advances were repaid during the year ended October 31, 2012.

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services (the “Synthetica Agreement”).  The Synthetica Agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.   Under the Synthetica Agreement, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month could not exceed $15,000. During the years ended October 31, 2012 and 2011, we were billed $180,000 and $180,000, respectively, under these agreements. In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned under the agreement.  At October 31, 2012 and 2011, $15,000 and $60,000, respectively, is included in accrued compensation for amounts owed to Synthetica on the accompanying consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis.  There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the years ended October 31, 2012 and 2011, we were charged $120,000 and $120,000, respectively, under this agreement which is included in general and administrative expense on the accompanying consolidated statements of operations. At October 31, 2012 and October 31, 2011, $10,000 and $40,000, respectively, is included in related party payables on the accompanying consolidated balance sheets.

CSMC

Certain founders and directors of the Company are employees of CSMC.  These individuals are also the inventors of the Polycefin technology and are primarily responsible for its development.  As described further in Note 4 above, we have a right to an exclusive license agreement with CSMC for this technology.

The License requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.

Sublease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed.  Our chief executive officer also served as the chief executive officer of Compumed during this time period.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the years ended October 31, 2012 and 2011 we recorded $40,000 and $96,000, respectively, of rent expense which is included in general and administrative expense on the accompanying consolidated statements of operations. Additionally, at October 31, 2011, $24,000 of accrued but unpaid rent is included in related party payables on the accompanying consolidated balance sheets.

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

Item 14.  Principal Accounting Fees and Services

Rose Snyder and Jacobs LLP (“RSJ”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by RSJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $41,850 for the fiscal year ended October 31, 2012 and $13,000 for the fiscal year ended October 31, 2011.

Audit-Related Fees

There were no fees billed by RSJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2012 and 2011.

Tax Fees

There were no fees billed by RSJ for taxes and related services for the fiscal years ended October 31, 2012 and 2011.

All Other Fees

There were no fees billed by RSJ for other products and services for the fiscal years ended October 31, 2012 and 2011.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement

Page*

Index to Financial Statements

F-1

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Changes in Stockholders' Equity (Deficit)

F-5

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7

---------------

*Page F-1 follows page 28 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit

Description

2.2(1)

Agreement and Plan of Reorganization dated July 18, 2011

3.1(2)

Certificate of Incorporation

    3.2(2)

By-laws

    3.3(8)

Amendment to Certificate of Incorporation

  10.1(3)

Form of Subscription Agreement and Lock-Up Agreement

  10.2(3)

License Agreement with Cedars-Sinai Medical Center

  10.3(3)

Amendment No. 1 to License Agreement with Cedars-Sinai Medical Center

  10.4(3)

Amendment No. 2 to License Agreement with Cedars-Sinai Medical Center

  10.5(3)

Amendment No. 3 to License Agreement with Cedars-Sinai Medical Center

  10.6(3)

Amendment No. 4 to License Agreement with Cedars-Sinai Medical Center

  10.7(6)

Employment Agreement with M. Vecchione

  10.8(6)

Employment Agreement with E. Holler

  10.9(6)

Employment Agreement with J. Ljubimova

 10.10(6)

Employment Agreement with A. Ljubimov

  14.1(4)

Corporate Code of Ethics and Conduct, adopted December 20, 2007

  16.1(5)

Letter on change in certifying accountant

 31.1*

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2012.

  31.2*

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2012.

  32.1*

Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

  32.2*

Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section

1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

  99.1(7)

Confirmation of CMSC License

101.INS**

XBRL Instance Document

101.SCH**

XBRL Schema Document

101.CAL**

XBRL Calculation Linkbase Document

101.LAB**

XBRL Label Linkbase Document

101.PRE**

XBRL Presentation Linkbase Document

101.DEF**

XBRL Definition Linkbase Document

(1)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on October 25, 2011 and incorporated herein by this reference.

(2)

Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 26, 2007 and incorporated herein by this reference.

(3)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on January 11, 2012 and incorporated herein by this reference.

(4)

Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 5, 2008 and incorporated herein by this reference.

(5)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 12, 2012, as amended May 24, 2012 and incorporated herein by this reference.

(6)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 20, 2012, as amended May 24, 2012 and incorporated herein by this reference.

(7)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on July 24, 2012 and incorporated herein by this reference.

(8)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on September 10, 2012 and incorporated herein by this reference.

*

Filed herewith

**

To be provided by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ARROGENE, INC.

Dated: January 29, 2013

      By: /s/  Maurizio Vecchione

Maurizio Vecchione

Chief Executive Officer

Principal Executive Officer

Dated: January 29, 2013

      By: /s/  Jeffrey Sperber

Jeffrey Sperber

Chief Financial Officer

Principal Financial Officer

Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Title

Date

By: /s/  Maurizio Vecchione

Chief Executive Officer and Director

January 29, 2013

      Maurizio Vecchione

By: /s/ Robert Stuckelman

Chairman of the Board

January 29, 2013

      Robert Stuckelman

By: ____

President, Chief Scientific Officer

January 29, 2013

      Julia Ljubimova

and Director