Form 10-K/A
period 2012-10-31
ARROGENE, INC
filed 2013-02-05
CIK 1403792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

As of January 28, 2013, there were 21,220,860 shares of common stock, par value $.0001, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the period ended October 31, 2012 (the “Form 10-K”) of Arrogene, Inc. is being filed for the purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

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

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after January 29, 2013) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

Item 6.

Exhibits

Certification

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Arrogene, Inc.

Date:	February 4, 2013	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	February 4, 2013	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Certification

Certification pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation