Form 10-Q
period 2013-01-31
ARROGENE, INC
filed 2013-03-22
CIK 1403792

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2013

Commission File Number: 000-52932

ARROGENE, INC.

(Exact name of registrant as Specified in its Charter)

Delaware	20-8057585
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

2500 Broadway, Bldg. F, Suite F-125 Santa Monica, CA	90404
(Address of Principal Executive Offices)	(Zip Code)

(424) 238-4442

(Issuer’s Telephone Number)

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

As of March 15, 2013 the registrant had 21,350,860 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of January 31, 2013 (unaudited) and October 31, 2012	4

	Condensed Consolidated Statements of Operations for the three months ended January 31, 2013 and January 31, 2012 and for the period from inception (August 7, 2007) through January 31, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2013 and January 31, 2012 and for the period from inception (August 7, 2007) through January 31, 2013 (unaudited)	6

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended January 31, 2013 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Overview	15

	Liquidity and Capital Resources	17

	Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20
	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 20012 (UNAUDITED) AND OCTOBER 31, 2011

	January 31, 2013	October 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$453,664	$539,727
Prepaid services and deposit	5,564	13,020
Total current assets	459,228	552,747

Property and equipment, net	2,880	3,271
Total assets	$462,108	$556,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$35,970	$29,240
Accounts payable and accrued expenses	46,076	40,353
Related party payables	53,649	10,000
Convertible notes	10,000	10,000
Total current liabilities	145,695	89,593

Total liabilities	145,695	89,593

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,220,860 and 21,090,860 shares, respectively, issued and outstanding	2,122	2,109
Additional paid-in capital	4,176,531	4,059,670
Deficit accumulated during the development stage	(3,862,240)	(3,595,354)
Total stockholders’ equity	316,413	466,425
Total liabilities and stockholders’ equity	$462,108	$556,018

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

 (a development stage enterprise)

  STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2013

(unaudited)

	2013	2012	Cumulative From Inception (August 7, 2007) Through January 31, 2013

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
General and administrative	180,364	181,033	2,317,550
Licensing fees	—	480,430	480,430
Research and development	86,349	—	184,898
	266,713	661,463	2,982,878

Loss from operations	(266,713)	(661,463)	(2,982,878)

OTHER INCOME (EXPENSE):
Interest	(173)	(30,452)	(879,362)
	(173)	(30,452)	(879,362)

NET LOSS	$ (266,886)	$ (691,915)	$ (3,862,240)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,179,882	13,056,171	N/A

LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.05)	N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2013

	2013	2012	Cumulative From Inception (August 7, 2007) Through January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266,886)	$(691,915)	$(3,862,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—	—	726,550
Amortization of debt placement costs	—	—	121,517
Shares issued for License	—	440,430	440,430
Share-based payment expense	—	22,400	273,680
Depreciation expense	391	149	1,817
(Increase) decrease in prepaid services and deposit	7,456	2,024	(5,564)
Increase (decrease) in accounts payables and accrued expenses	12,453	(44,088)	287,695
Increase (decrease) in related party payables	43,649	(16,000)	53,649
Net cash used in operating activities	(202,937)	(287,000)	(1,962,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	389,688	389,688
Capital expenditures	—	—	(4,697)
Net cash provided by investing activities	—	389,688	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units	116,874	—	1,405,858
Proceeds received from Promissory Notes	—	80,000	80,000
Repayments of Promissory Notes	—	(80,000)	(80,000)
Net proceeds from sale of Convertible Notes	—	—	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	—	—	(1,300)
Net cash provided by financing activities	116,874	—	2,031,139

Net increase (decrease) in cash	(86,063)	102,688	453,664
Cash and cash equivalents at the beginning of period	539,727	2,094	—
Cash and cash equivalents at the end of period	$453,664	$104,782	$453,664

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2013

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$—	10,960,000	$1,096	$—	$—	$1,096
Net loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party payable	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425
Sale of Units at $1.00 per Unit.	—	—	130,000	13	116,861	—	116,874
Net loss	—	—	—	—	—	(266,886)	(266,886)
BALANCES, January 31, 2013	—	$—	21,220,860	$2,122	$4,176,531	$(3,862,240)	$316,413

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development state enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2013

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

As a result of the Reverse Merger, the shareholders of ANI received 12,660,000 shares of Company common stock or approximately 86 % of the issued and outstanding common shares of the Company immediately after the transaction.  Further, ANI warrant holders received identical common stock purchase warrants in the Company.  Additionally, immediately after the Reverse Merger, the officers of ANI became the officers of the Company and the Company’s Board of Directors was changed to consist solely of former ANI officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of the Company by ANI (the accounting acquirer) and a recapitalization of ANI.  As a result, the financial statements for all periods presented and discussed herein are those of ANI.  Immediately prior to consummating the Reverse Merger, the Company sold 502,000 units (the “Units”), with each Unit consisting of  (i) one share of common stock, and (ii) two common stock purchase warrants (the “Unit Warrants”) that are exercisable for five years from the date of issuance in a private placement (the “Private Placement”).  One of the Unit Warrants is exercisable at $1.50 per share and the other is exercisable at $2.00 per share.  The Company received $404,688 in net proceeds from the sale of the Units after payment of commissions and other expenses associated with the offering, of which, $389,688 was acquired by ANI at the time of the Reverse Merger.

The Company has an exclusive license (the “License”) to a family of related nano-biopolymers conjugated drugs collectively referred to as  “Polycefin™” as well as certain tumor bio-markers and related intellectual properties that are collectively expected to be capable of acting as a drug delivery and targeting platform (based on natural biopolymer, polymalic acid) for cancer therapy and diagnostics based on pre-clinical studies conducted at Cedars-Sinai Medical Center (“CSMC”).  Polycefin are designed to target cancer cells and deliver a variety of bound therapeutics to them.   In vivo pre-clinical studies have shown evidence that existing cancer drugs could have increased efficacy and reduced side effects when attached to the bioplatform.  We believe that Polycefin has the ability to harbor various drugs at the same time making it possibly a master delivery vehicle that can be customized for a particular tumor and potentially for an individual patient.  Additionally, in vivo testing has shown efficacy against more than one type of cancer (breast and brain) suggesting that Polycefin may have application to a wide range of cancer types, therapeutics and diagnostics.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred cash and operating losses, and as of January 31, 2013, had a deficit accumulated during the development stage of $3,862,240. We have relied primarily upon proceeds from the sale of the Units and convertible notes (the “Convertible Notes”) to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of January 31, 2013, the Company’s cash balance was $453,664.  Through January 31, 2013, the Company had sold 1,640,250 Units in the Private Placement receiving net proceeds of $1,405,858.  Subsequent to January 31, 2013, the Company sold an additional 130,000 Units receiving net proceeds of $110,771. Management believes that existing cash on hand, combined with proceeds received from the sale of Units subsequent to January 31, 2013, will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of July 2013.   Accordingly, the Company will require additional funding within the next six months.  The Company is currently evaluating various alternatives for raising additional capital including the continuation of the Private Placement. There is no assurance that the Company will be successful in raising additional capital on acceptable terms, or be successful in raising additional capital under any terms.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at January 31, 2013 and the results of operations and cash flows of the Company for the three months ended January 31, 2013 and 2012.  Operating results for the three months ended January 31, 2013, are not necessarily indicative of the results that may be expected for the year ended October 31, 2013.The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended October 31, 2012 filed on January 29, 2013.  The accompanying financial statements have been prepared as if the Reverse Merger took place at the beginning of all periods presented.

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

(3)

LICENSE AGREEMENT

On December 23, 2009, we entered into an agreement for the right to an exclusive license agreement with CSMC which provides us with the world-wide rights to U.S Patent No. 7,547,511 “Antisense Inhibition of Laminin-8 Expression to Inhibit Human Gliomas” along with related technical information to develop, market and sell human therapeutic and diagnostic products, including new pharmaceutical products and/or non-prescriptive products using the patented technology (the “CSMC Agreement”).  The CSMC Agreement has been amended four times; December 8, 2010, June 30, 2011, August 31, 2011 and October 28, 2011. The CSMC Agreement also provides us with the rights to several other related, filed, but yet unissued patents.  The CSMC Agreement requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.  The CSMC Agreement expires on a country-by-country basis on the date that the last patent covered under the agreement expires (currently 2031).

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

During the three months ended April 30, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of January 31, 2013.  On an as converted basis, as of January 31, 2013, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40 during the three months ended April 30, 2012, which was included in interest expense on the accompanying condensed consolidated statements of operations.

We evaluated the conversion feature of the Convertible Notes within the context of ASC 815 and concluded that it did not meet the definition of an embedded derivative due to the Company having no active market for its common stock.

(5)

STOCKHOLDERS’ EQUITY

Units

During the three months ended January 31, 2013, we sold 130,000 Units, for $1.00 per Unit, receiving net proceeds of $116,874. Each Unit consists of  (i) one share of common stock, and (ii) two Unit Warrants.

Subsequent to January 31, 2013, we sold an additional 130,000 Units, for $1.00 per Unit, receiving net proceeds of $110,771.

Warrants

In connection with the sale of the Units during the three months ended January 31, 2013, the placement agents earned warrants to acquire 39,000 shares of common stock consisting of 13,000 warrants exercisable at $1.00 per share, 13,000 warrants exercisable at $1.50 per share and 13,000 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   We valued these warrants at $8,580 using the Black Scholes option pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.

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

The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the three months ended January 31, 2012 is $8,000 representing the origination fees.  Also included in interest expense for the three months ended January 31, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory Notes.  As of January 31, 2013, these shares had not been issued, and accordingly, the associated liability is included in accounts payables and accrued expenses on the accompanying condensed consolidated balance sheets.

(7)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of ASC 260 “Earnings Per Share” (“ASC 260”). Under ASC 260, basic earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In calculating diluted earnings per share, we utilize the “treasury stock method” for all stock options and warrants and the “if converted method” for all other convertible securities. For all periods presented, the basic and diluted loss per share is the same as the impact of potential dilutive common shares is anti-dilutive.

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended January 31,
	2013	2012

Warrants	6,009,358	2,236,783
Convertible debt	66,667	2,421,833

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Period ended January 31,		Cumulative from Inception
	2013	2012	(August 7, 2007)
Interest	$173	$8,052	$ 8,894
Income taxes	—	—	—

 (9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services. The agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.  Both agreements are collectively referred to as the Synthetica Agreement.  Under the Synthetica Agreement, there is no monthly retainer or minimum billing amount but the maximum that can be charged to us in any given month cannot exceed $15,000.  During the three months ended January 31, 2013 and 2012, we were billed $45,000 and $45,000, respectively, under the Synthetica Agreement.  In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned under the agreement.  At January 31, 2013 and October 31 2012, $15,000 and $15,000, respectively, is included in accrued compensation on the accompanying condensed consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the three months ended January 31, 2013 and 2012, we were charged $30,000 and $30,000, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations. At January 31, 2013 and October 31, 2012, $10,000 and $10,000, respectively, is included in related party payables on the accompanying condensed consolidated balance sheets.

CSMC

Certain founders and directors of the Company are employees of CSMC.  These individuals are also the inventors of the Polycefin technology and are primarily responsible for its development.  As described further in Note 3 above, we have an exclusive license agreement with CSMC for this technology.

The License requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.   The License also requires us to achieve certain milestones as described in Note 3.

In December 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.   For the three months ended January 31, 2013, we were charged $43,649 by CSMC under this agreement which is included in research and development costs on the accompanying condensed consolidated statements of operations.  As of January 31, 2013, $43,649 is included in related party payables on the accompanying condensed consolidated balance sheets.

Sublease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed.  Our chief executive officer also served as the chief executive officer of Compumed during this time period.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the three months ended January 31, 2013 and 2012, we recorded $0 and $24,000 of rent expense under the Sublease which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

Effective March 1, 2012, we entered into a one-year lease agreement for office space with a third party (the “Office Lease”) that was subsequently extended through February 28, 2014 for a payment of $3,642 per month.  For the three month periods ended January 31, 2013 and 2012, $9,932 and $0, respectively, of rent expense under the Office Lease is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

Commitments under non-cancelable operating leases are as follows inclusive of the renewal period as of January 31, 2013:

Year Ended October 31,
2013	$ 29,136
2014	14,568
$ 43,704

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Polycefin technology; the ability of the Company to meet its obligations under the License including meeting the required milestones; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, the Company’s limited operating history; the Company’s lack of profitability; and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  In particular, this Form 10-Q sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-Q may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2013.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes, and the other financial information included in this Quarterly Report.

Overview

The Company was founded to commercialize both a new cancer treatment and imaging targeting technology and a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned by CSMC in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin (the “Technology”) and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler, Dr. Alex Ljubimov.  Work on Polycefin involved seven years of development and over $6,000,000 of grants funded mainly from the NIH.

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

Using clinical material from 65 patients with brain gliomas, we found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004).   In 2007, our founders started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and Laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. Currently, this trial is nearing completion, with more than 300 cases of human tumors analyzed. The data show that this protein is overproduced in more than (85%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, Laminin-421. These data are being prepared for publication.  As a result we are in the process of commercializing this new test as a Laboratory Developed Test (“LDT”) and we are currently nearing the end of a negotiation with a partner for delivery of this test into clinical practice. With this potential partner, we have conducted protocol development and have furthered our clinical trial to measure the range of application for Laminin 411. Conclusions of that clinical trial indicate that Laminin 411 is over-expressed in many tumors beyond the initial indications and we are working on incorporating those findings in both published results and the market strategy for the LDT.

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

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 1 2

We believe that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.3 Additionally, in vivo testing has shown effectiveness against more than one, widely different, type of cancer (HER2/neu Breast, EGFR Triple Negative Breast and Glioblastoma), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics (Inoue et al, Cancer Research 2011, Inoue et al, PlosOne 2012)

We are also working to complete some of the pre-clinical work to support an Investigational New Drug (“IND”) application with the FDA for our first therapeutic compound, a process that we intend to follow as a second step.  Our expected initial indications for our therapeutic INDs and subsequent clinical trials center on primary breast  and lung cancers and their metastatic forms into the brain as well as Glioblastoma. However, a final decision on exactly which indication to target first, will be made in consultation with our potential licensing partners and will be based in part on their interest to target specific indications and active drugs.

As survival rates for these primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options.  Arrogene estimates that 30% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the tumor’s Brain Tumor Barrier (BTB), which is the part of brain blood barrier (BBB) could make it ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers, and these might present early market opportunities.

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

3 Ding H., Portilla-Arias J., Patil R., et al. (2011). The optimization of polymalic acid peptide copolymers for endosomolytic drug delivery. Biomaterials 32 (2011) 5269-5278 raises and this remains a significant risk to our ability to meet our objectives. These objectives and milestones are the commissioning of final Phase 0 toxicology studies for our first Polycefin drug candidate; prepare an IND for submission to the FDA to receive clearance to begin human clinical trial work; and begin human clinical studies once such IND clearance can be obtained. There are various factors that can influence the timing of starting and completing these objectives and milestones as well as the total costs.  Such factors include, but are not limited to, the pace and success of scientific developments, the availability of financial and human resources, competing demands of our scientific team, and changes in regulatory requirements.  We have budgeted approximately $1.4 million through December 2013 towards these efforts but given the inherent uncertainty and variability related to these activities, we cannot accurately predict start dates, completion dates and total costs.  We will also need to raise additional capital in order to complete our planned activities.

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

Liquidity and Capital Resources

As of January 31, 2013, the Company’s cash balance was  $453,664 compared to $539,727 at October 31, 2012.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended January 31, 2013 and January 31, 2012 and for the cumulative period from August 7, 2007 (Inception) to January 31, 2013.

	Three Mos. Ended January 31, 2013	Three Mos. Ended January 31, 2012	For the Cumulative Period from August 7, 2007 (Inception) to January 31, 2013
Net Cash Used in Operating Activities	$ (202,937)	$ (287,000)	$ (1,962,466)
Net Cash Provided by Investing Activities	—	389,688	384,991
Net Cash Provided by Financing Activities	116,874	—	2,031,139
Net Increase (Decrease) in Cash and Cash Equivalents	(86,063)	102,688	453,664

Operating Activities

During the three months ended January 31, 2013, $202,937 of cash was used in operating activities which primarily represents cash operating expenses.

Investing Activities

During the three month ended January 31, 2013, no cash was provided by or used in investing activities.  As of January 31, 2013, we had no material commitments for capital expenditures.

Financing Activities

During the three months ended January 31, 2013, we received $116,874 in net proceeds from the sale of 130,000 Units.

Sources of Capital

As of January 31, 2013, we had $453,664 of cash on hand.  As previously described, subsequent to January 31, 2013, the Company closed on the sale of 130,000 Units pursuant to the Private Placement, generating $110,771 in net proceeds. The Company has since terminated the Private Placement.  In addition, based on the Units sold through the date of this Report, approximately $9.0 million in gross proceeds may be available to us upon the exercise of warrants, of which exercise cannot be assured, nor does management expect to happen in the near future.

Requirements of Capital

In addition to the costs associated with operating our business in accordance with our plan, and complying with public company reporting requirements, the License requires that we expend $1,000,000 during the calendar year ending December 31, 2013, towards the development of one or more products using the licensed technology.  Our requirements for capital through the end of our fiscal year (October 31, 2013), currently exceeds our existing cash on hand.

Management’s Outlook

As of January 31, 2013, the Company’s cash balance was $453,664.  Through January 31, 2013, the Company had sold 1,640,250 Units in the Private Placement receiving net proceeds of $1,405,858.  Subsequent to January 31, 2013, the Company sold an additional 130,000 Units receiving net proceeds of $110,771.  Management believes that existing cash on hand, combined with proceeds received from the sale of Units subsequent to January 31, 2013, will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of July 2013.   Accordingly, the Company will require additional funding within the next six months.  The Company is currently evaluating various alternatives for raising additional capital, including continuation of the Private Placement. There is no assurance that the Company will be successful in raising additional capital on acceptable terms, or be successful in raising additional capital under any terms.

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

RESULTS OF OPERATIONS

General and Administrative

General and administrative expenses for the three months ended January 31, 2013 approximated those for the three months ended January 31, 2012.

Licensing Fees

During the three months ended January 31, 2012, we recorded $480,430 of licensing fees representing the fair value of 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during the three months ended January 31, 2013.

Research and Development

During the three months ended January 31, 2013, we recorded $86,349 of research and development expenses representing costs incurred for the management of such activities as well as contract laboratory support pursuant to a research agreement with CSMC.  There were no similar expenses during the three months ended January 31, 2012.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended January 31, 2013, decreased by $394,750 compared to the prior year period.

Other Expense

For the three months ended January 31, 2013, we recorded other expense of $173 compared to $30,452 for the three months ended January 31, 2012.  Expense for the three months ended January 31, 2012 includes costs associated with the Promissory Notes which were not outstanding during the three months ended January 31, 2013.

Net Loss

As a result of the factors described above, we recorded $266,886 of net loss for the three months ended January 31, 2013 compared to a net loss of $691,915 for the prior year period.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended October 31, 2012 for accounting policies that management believes are critical to understanding the Company’s financial statements.

Recently Issued Accounting Pronouncements

Please refer to our Annual Report on Form 10-K for the year ended October 31, 2012 for management’s view on the impact of recently issued accounting pronouncements.

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

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None.

	Item 1A.	Risk Factors
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, except as previously disclosed.

	Item 3.	Defaults Upon Senior Securities

None

	Item 4.	Submission of Matters to a Vote of Security Holders

None

	Item 5.	Other Information

None.

	Item 6.	Exhibits and Reports on Form 8-K

Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to USC Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROGENE, INC

Date:	March 15, 2013	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	March 15, 2013	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer