Form 10-Q
period 2013-04-30
ARROGENE, INC
filed 2013-06-21
CIK 1403792

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

As of June 20, 2013 the registrant had 21,350,860 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012	3

	Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2013 and April 30, 2012 and for the period from August 7, 2007 (inception) through April 30, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2013 and April 30, 2012 and for the period from inception August 7, 2007 (inception) through April 30, 2013 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended April 30, 2013 and for the period from inception August 7, 2007 (inception) through April 30, 2013 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Overview	16

	Results of Operations	19

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	22

	PART II — OTHER INFORMATION	23

Item 1. Item 1A.	Legal Proceedings Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	[Removed and Reserved]	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2013 (UNAUDITED) AND OCTOBER 31, 2012

	April 30, 2013	October 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,215	$539,727
Prepaid expenses and deposit	27,143	13,020
Total current assets	395,358	552,747

Property and equipment, net	2,488	3,271
Total assets	$397,846	$556,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Accrued compensation .	$27,500	$29,240
Accrued research expenses payable to CSMC	106,392	—
Accounts payable and other accrued expenses	48,673	40,353
Related party payables	15,000	10,000
Convertible notes	10,000	10,000
Total current liabilities	207,565	89,593

Total liabilities	207,565	89,593

STOCKHOLDERS’ EQUITY:

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,350,860 and 21,090,860 shares, respectively, issued and outstanding	2,135	2,109
Additional paid-in capital	4,287,289	4,059,670
Deficit accumulated during the development stage	(4,099,143)	(3,595,354)
Total stockholders’ equity	190,281	466,425
Total liabilities and stockholders’ equity	$397,846	$556,018

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

  CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2013

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,			Cumulative From Inception (August 7, 2007) through April 30, 2013
	2013	2012	2013	2012

REVENUE	$ —	$ —	$	$ —	—	$ —

OPERATING EXPENSES:
Licensing fees	—	—	—	480,430		480,430
Research and development	98,143	28,932	184,492	28,932		283,041
General and administrative	138,650	196,476	319,014	377,509		2,456,200
	236,793	225,408	503,506	886,871		3,219,671

Loss from operations	(236,793)	(225,408)	(503,506)	(886,871)		(3,219,671)

OTHER EXPENSE:
Interest	(110)	(726,713)	(283)	(757,165)		(879,472)
	(110)	(726,713)	(283)	(757,165)		(879,472)

NET LOSS	$ (236,903)	$ (952,121)	$ (503,789)	$ (1,644,036)		$ (4,099,143)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,338,950	15,718,388	21,258,098	14,104,901		N/A
LOSS PER SHARE: Basic and diluted	$ (0.01)	$ (0.06)	$ (0.02)	$ (0.12)		N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2013

	2013	2012	Cumulative From Inception (August 7, 2007) Through April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(503,789)	$(1,644,036)	$(4,099,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—	726,550	726,550
Amortization of debt placement costs	—	—	121,517
Shares issued for License	—	440,430	440,430
Share-based payment expense	—	22,400	273,680
Depreciation expense	783	298	2,209
Increase in prepaid services and deposit	(14,123)	(12,661)	(27,143)
Increase (decrease) in other payables and accrued expenses	6,580	(164,297)	281,822
Increase (decrease) in related party payables	111,392	(55,050)	121,392
Net cash used in operating activities	(399,157)	(686,366)	(2,158,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	389,688	389,688
Capital expenditures	—	—	(4,698)
Net cash provided by investing activities	—	389,688	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units at $1.00 per Unit	227,645	943,007	1,516,629
Proceeds received from Promissory Notes	—	80,000	80,000
Repayments of Promissory Notes	—	(80,000)	(80,000)
Net proceeds from sale of Convertible Notes	—	—	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	—	—	(1,300)
Net cash provided by financing activities	227,645	943,007	2,141,910

Net increase (decrease) in cash	(171,512)	646,329	368,215
Cash and cash equivalents at the beginning of period	539,727	2,094	—
Cash and cash equivalents at the end of period	$368,215	$648,423	$368,215

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2013

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$—	10,960,000	$1,096	$—	$—	$1,096
Net loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party payable	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425
Sale of Units at $1.00 per Unit.	—	—	260,000	26	227,619	—	227,645
Net loss	—	—	—	—	—	(503,789)	(503,789)
BALANCES, April 30, 2013	—	$—	21,350,860	$2,135	$4,287,289	$(4,099,143)	$190,281

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2013

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

We plan on commercializing our products using a licensing and cost sharing strategy, seeking to enter into arrangements with major pharmaceutical companies with existing cancer therapy drugs facing issues relating to patent expirations, market expansion or contraction.   It is our goal to only commence later stage clinical trials with a commitment from a licensee to complete Phase II and III clinical trials, predicated on the successful outcome of each phase, and go to market, if approval is received.  Further, we are also exploring use of Polycefin as a potential medical diagnostic product(s) for oncology related applications.  We also have developed important related intellectual properties surrounding Laminin-411. Pre-clinical investigation is also on-going on methods of inhibiting Laminin-411 as a therapeutic agent, which could be conjugated in various forms of Polycefin in the future.

The majority, of our planned products will require approval or marketing clearance from the United States Food and Drug Administration (the “FDA”).  To date we have not filed any applications with the FDA, but we have begun the process of validating our LDT with applicable regulators.

Since its inception in August 2007, ANI’s principal activities have involved developing a business strategy, raising capital, identifying and licensing the Polycefin technology, development of the technology principally in pre-clinical activities, expanding intellectual property rights, and recruiting management, key staff, and board members.  For accounting purposes, the Company is considered a development stage company in accordance with Accounting Standards Codification (“ASC”) 915.

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred cash and operating losses, and as of April 30, 2013, had a deficit accumulated during the development stage of $4,099,143. We have relied primarily upon proceeds from the sale of the Units and convertible notes (the “Convertible Notes”) to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of April 30, 2013, the Company’s cash balance was $368,215.  Through April 30, 2013, the Company had sold 1,770,250 Units in the Private Placement receiving net proceeds of $1,516,629.  Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of August 2013. The Company is currently evaluating various alternatives for raising additional capital including the continuation of the Private Placement. There is no assurance that the Company will be successful in raising additional capital on acceptable terms, or be successful in raising additional capital under any terms.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at April 30, 2013 and the results of operations and cash flows of the Company for the three and six months ended April 30, 2013 and 2012.  Operating results for the six months ended April 30, 2013, are not necessarily indicative of the results that may be expected for the year ended October 31, 2013.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended October 31, 2012 filed on January 29, 2013.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results may differ from these estimates.

(3)

LICENSE AGREEMENT

On December 23, 2009, we entered into an agreement for the right to an exclusive license agreement with CSMC which provides us with the world-wide rights to U.S Patents No. 7,547,511 “Antisense Inhibition of Laminin-8 Expression to Inhibit Human Gliomas”, No. 7,935,677 B2, and No. 8,309,614 “Poly (Beta Malic Acid) with Pendant Leu-Leu-Leu Tripeptide for Effective Cytoplasmic Drug Delivery” along with related technical information to develop, market and sell human therapeutic and diagnostic products, including new pharmaceutical products and/or non-prescriptive products using the patented technology (the “CSMC Agreement”).  The CSMC Agreement has been amended four times; December 8, 2010, June 30, 2011, August 31, 2011 and October 28, 2011. The CSMC Agreement also provides us with the rights to several other related, filed, but yet unissued patents.  The CSMC Agreement requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.  The CSMC Agreement expires on a country-by-country basis on the date that the last patent covered under the agreement expires (currently 2032).

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

Further, in the event the Company issues or sells shares of common stock in addition to those sold in the Private Placement previously discussed, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(4)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. However, in October 2011, a majority of the note holders agreed to extend the maturity date of the notes to December 15, 2011.  The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the three months ended April 30, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of April 30, 2013.  On an as converted basis, as of April 30, 2013, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40 during the three months ended April 30, 2012, which was included in interest expense on the accompanying condensed consolidated statements of operations.

We evaluated the conversion feature of the Convertible Notes within the context of ASC 815 and concluded that it did not meet the definition of an embedded derivative due to the Company having no active market for its common stock.

(5)  STOCKHOLDERS’ EQUITY

Units

During the six months ended April 30, 2013, we sold 260,000 Units, for $1.00 per Unit, receiving net proceeds of $227,645.  Each Unit consists of  (i) one share of common stock, and (ii) two Unit Warrants.

Warrants

In connection with the sale of the Units during six months ended April 30, 2013, the placement agents earned warrants to acquire 78,000 shares of common stock consisting of 26,000 warrants exercisable at $1.00 per share, 26,000 warrants exercisable at $1.50 per share and 26,000 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   We valued these warrants at $17,160 using the Black Scholes option-pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.   As of April 30, 2013, we are obligated to issue 681,675 warrants to the placement agents for sales of the Units with a weighted average exercise price of $1.50 per share.

At April 30, 2013, we had 6,308,358 warrants issuable or outstanding with a weighted average exercise price of $1.43 per share.

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

 The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the six months ended April 30, 2012 is $8,000 representing the origination fees.  Also included in interest expense for the six months ended April 30, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory

Notes.  As of April 30, 2013, these shares had not been issued, and accordingly, the associated liability is included in accounts payables and other accrued expenses on the accompanying condensed consolidated balance sheets.

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

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Six Months Ended April 30,
	2013	2012

Warrants	6,308,358	4,778,858
Convertible debt	66,667	66,667

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Six Months Ended April 30,		Cumulative from Inception
	2013	2012	(August 7, 2007)
Interest	$283	$8,215	$ 9,004
Income taxes	—	—	—

Supplemental disclosures of noncash investing and financing activities:

	Six Months Ended April 30,
	2013	2012

Convertible Notes converted into common stock	—	716,550

(9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services. The agreement was replaced by a second agreement for the personal services of our chief executive officer in

July 2011.  Both agreements are collectively referred to as the Synthetica Agreement.  Under the Synthetica Agreement, there is no monthly retainer or minimum billing amount but the maximum that can be charged to us in any given month cannot exceed $15,000.  During the three and six months ended April 30, 2013, we were billed $38,700 and $83,700, respectively, under the Synthetica Agreement.   During the three and six months ended April 30, 2012, we were billed $45,000 and $90,000, respectively, under the Synthetica Agreement.  In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned but not paid under the agreement.  At April 30, 2013 and October 31 2012, $18,700 and $15,000, respectively, is included in accrued compensation on the accompanying condensed consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman for  operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the three and six months ended April 30, 2013, we were charged $25,000 and $55,000, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  During the three and six months ended April 30, 2012, we were charged $30,000 and $60,000, respectively, under this agreement.  At April 30, 2013 and October 31, 2012, $15,000 and $10,000, respectively, is included in related party payables on the accompanying condensed consolidated balance sheets.

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

In December 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.   For the three and six months ended April 30, 2013, we were charged $62,743 and $106,392, respectively, by CSMC under this agreement which is included in research and development costs on the accompanying condensed consolidated statements of operations.  As of April 30, 2013, $106,392 is reflected as payable on the accompanying condensed consolidated balance sheets.

Sublease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed and certain services such as internet, telephone and receptionist services.  Our chief executive officer also served as the chief executive officer of Compumed during this time period.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the three months ended April 30, 2013 and 2012, we recorded $0 and $16,000, respectively, of rent expense under the Sublease which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  For the six months ended April 30, 2013 and 2012, we recorded $0 and $40,000, respectively of rent expense under the Sublease.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

Effective March 1, 2012, we entered into a one-year lease agreement for office space with a third party (the “Office Lease”) that was subsequently extended through February 28, 2014 for a payment of $3,642 per month.  For the three month periods ended April 30, 2013 and 2012, we recorded $9,510 and $4,676, respectively, of rent expense under the Office Lease which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  For the six months ended April 30, 2013 and 2012, we recorded $19,442 and $4,676, respectively, of rent expense under the Office Lease.

Commitments under non-cancelable operating leases are as follows inclusive of the renewal period as of April 30, 2013:

Year Ended October 31,
2013	$ 21,852
2014	14,568
$ 36,420

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Overview

The Company was founded to commercialize both a new cancer treatment and imaging targeting technology as well as a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned by CSMC in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin (the “Technology”) and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler, Dr. Alex Ljubimov.  Work on Polycefin involved seven years of development and over $6,000,000 of grants funded mainly from the NIH.

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

Using clinical material from 65 patients with brain gliomas, we found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004).   In 2007, our founders, in their capacity as researchers at CSMC, started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and Laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. Currently, this trial is nearing completion, with more than 300 cases of human tumors analyzed. The data show that this protein is overproduced in more than (85%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, Laminin-421. This data is currently being prepared for publication.  As a result, we are in the process of commercializing this new test as a Laboratory Developed Test (“LDT”) and we are currently nearing the end of a negotiation with a partner for delivery of this test into clinical practice. With this potential partner, we have conducted protocol development and have furthered our clinical trial to measure the range of application for Laminin 411. Conclusions of that clinical trial indicate that Laminin 411 is over-expressed in many tumors beyond the initial indications and we are working on incorporating those findings in both published results and the market strategy for the LDT.

Beyond diagnostic and prognostic applications, we believe that our discovery of Lamin 411’s role in tumor growth can be exploited together with our Polycefin technology towards novel tumor inhibiting treatments. We are currently working on the technology allowing us to combine antisense oligonucleotides against two Laminin-411 chains on one nanopolymer (Polycefin) molecule and target them specifically to tumor cells. As a result, we were able to stop brain glioma and HER2/neu breast cancer growth in mice without harming other unaffected organs (Ding et al., Proc Natl AScad Sci USA, 2010, J Control Release, 2013). This appears to be a superior approach to using antibody blocking because, due to being buried in basement membranes, laminins may not be accessible enough to the antibodies in real-life tumors to obtain a therapeutic effect. We plan to use our nanopolymer Polycefin to block Laminin-411 production in primary and metastatic brain and breast tumors. Importantly, due to special chemical groups on the polymer backbone, it can deliver the antisense drugs to the tumor cells specifically, largely avoiding non-cancer cells. Our published results to date show the feasibility of this approach.

Antisense drugs and other therapeutics like siRNA have significant problems in delivery to tumor cells. Besides rapid clearance from blood, they cannot specifically get inside tumor cells causing potential problems for the healthy cells and induce immunotoxicity. Our nanopolymer platform has special antibodies that guide the drug complex to the tumor cells. Once in these cells, another special module on the delivery vehicle helps release the drugs inside the cell, where they get detached from the polymer by natural mechanisms and exert their blocking function. As a result, the drug has much lower clearance when injected into the bloodstream, and the possibility of it getting into normal cells is minimized. We have shown that such a nanopolymeric delivery system targeting Laminin-411 can efficiently suppress growth of brain cancers by reducing tumor vasculature and causing tumor cell death (Fujita et al., Angiogenesis, 2006; Ljubimova et al., Front Biosci, 2006; Ding et al., Proc Natl Acad Sci USA, 2010). Therefore, we believe that this delivery system is currently most promising for specific treatment of tumors targeting their blood supply.  However at this time, these findings are based on pre-clinical research and there can be no assurances that they can be successfully translated into successful therapies in the future.

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 1 2

We believe that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.3 Additionally, in vivo treatment has shown effectiveness against more than one, widely different, type of cancer (HER2/neu Breast, EGFR Triple Negative Breast and Glioblastoma), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics (Inoue et al, Cancer Research 2011, Inoue et al, PlosOne 2012)

We are also working to complete some of the pre-clinical work to support an Investigational New Drug (“IND”) application with the FDA for our first therapeutic compound, a process that we intend to follow as a second step.  Our expected initial indications for our therapeutic INDs and subsequent clinical trials center on primary breast and lung cancers and their metastatic forms into the brain as well as Glioblastoma. However, a final decision on exactly which indication to target first, will be made in consultation with our potential licensing partners and will be based in part on their interest to target specific indications and active drugs.

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

It is estimated that approximately 207,000 new cases of breast cancer are diagnosed every year in the U.S. Approximately 204,000 cases of lung cancer are diagnosed annually. Additionally there are between 120,000 and 140,000 annual cases of secondary brain cancers, according to various published sources. Based on these patient populations, and certain price and usage assumptions, we have estimated that the total market potential for Polycefin based therapeutics products could exceed $30 billion annually.

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

General Factors

Our profitability will be affected by costs associated with our efforts to develop Polycefin into a commercial product including regulatory approvals, the expansion of our general and administrative capabilities, and the expenses that we incur as a public reporting company.  These costs include costs associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.

Liquidity and Capital Resources

As of April 30, 2013, the Company’s cash balance was  $368,215 compared to $539,727 at October 31, 2012.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended April 30, 2013 and 2012 and for the cumulative period from August 7, 2007 (Inception) to April 30, 2013.

	Six Mos. Ended April 30, 2013	Six Mos. Ended April 30, 2012	For the Cumulative Period from August 7, 2007 (Inception) to April 30, 2013
Net Cash Used in Operating Activities	$ (399,157)	$ (686,366)	$ (2,158,686)
Net Cash Provided by Investing Activities	—	389,688	384,991
Net Cash Provided by Financing Activities	227,645	943,007	2,141,910
Net Increase (Decrease) in Cash and Cash Equivalents	(171,512)	646,329	368,215

Operating Activities

During the six months ended April 30, 2013, $399,157 of cash was used in operating activities which primarily represents cash operating expenses.

Investing Activities

During the three month ended April 30, 2013, no cash was provided by or used in investing activities.  As of April 30, 2013, we had no material commitments for capital expenditures.

Financing Activities

During the six months ended April 30, 2013, we received $227,645 in net proceeds from the sale of 260,000 Units.

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

Management’s Outlook

As of April 30, 2013, the Company’s cash balance was $368,215.  Through April 30, 2013, the Company had sold 1,770,250 Units in the Private Placement receiving net proceeds of $1,516,629.  Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of August 2013. The Company is currently evaluating various alternatives for raising additional capital including the continuation of the Private Placement. There is no assurance that the Company will be successful in raising additional capital on acceptable terms, or be successful in raising additional capital under any terms.

In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company out of business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2013 COMPARED TO THREE MONTHS ENDED APRIL 30, 2012

Research and Development

During the three months ended April 30, 2013, research and development expense increased by $69,211 or 239% compared to the prior year period.  The increase in research and development expense is the result of the research and development agreement entered into with CSMC during 2013.

General and Administrative

General and administrative expense decreased by $57,826 or approximately 29% for the three months ended April 30, 2013 compared to the prior year period.  The decrease in expense is primarily the result of a decrease in legal and rent expenses.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended April 30, 2013, increased by $11,385 compared to the prior year period.

Other Expense

For the three months ended April 30, 2013, other expense was $110 compared to $726,713 for the prior year period. Expense for the three months ended April 30, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $236,903 of net loss for the three months ended April 30, 2013 compared to a $952,121 net loss for prior year period.

SIX MONTHS ENDED APRIL 30, 2013 COMPARED TO SIX MONTHS ENDED APRIL 30, 2012

Licensing Fees

We recorded $480,430 of licensing fees for the six months ended April 30, 2012 representing the fair value of 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during 2013.

Research and Development

During the six months ended April 30, 2013, research and development expense increased by $155,560 or 538% compared to the prior year period.  The increase in research and development expense is the result of the research and development agreement entered into with CSMC during 2013 as well as research management agreements that did not commence until February 2012. These activities support pre-clinical work in preparation of the IND for our first therapeutics as well as the development of our diagnostic product line.

General and Administrative

General and administrative expense decreased by $58,495 or approximately 15% for the six months ended April 30, 2013 compared to the prior year period.  The decrease in expense is primarily the result of a decrease in legal and rent expenses.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended April 30, 2013, decreased by $383,365 compared to the prior year period.

Other Expense

For the six months ended April 30, 2013, we recorded other expense of $283 compared to $757,165 for the prior year period. Expense for the six months ended April 30, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $503,789 of net loss for the six months ended April 30, 2013 compared to a net loss of $1,644,036 in the prior year period.

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

As of April 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None.
	Item 1A.	Risk Factors As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The information required by paragraphs (a) and (c) through (e) of Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by the Company in connection with the issuance of warrants referenced in this Form 10-Q has been previously provided in a Current Report on Form 8-K filed with the Commission on February 27, 2013.

	Item 3.	Defaults Upon Senior Securities

None

	Item 4.	[REMOVED AND RESERVED]

	Item 5.	Other Information

None.

	Item 6.	Exhibits and Reports on Form 8-K

Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to USC Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROGENE, INC

Date:	June 21, 2013	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	June 21, 2013	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer