Form 10-Q
period 2013-07-31
ARROGENE, INC
filed 2013-09-16
CIK 1403792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

As of September 16, 2013 the registrant had 21,350,860 shares of its common stock ($.0001 par value) outstanding

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 31, 2013 (unaudited) and October 31, 2012	4

	Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2013 and July 31, 2012 and for the period from August 7, 2007 (inception) through July 31, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2013 and July 31, 2012 and for the period from inception August 7, 2007 (inception) through July 31, 2013 (unaudited)	6

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended July 31, 2013 and for the period from inception August 7, 2007 (inception) through July 31, 2013 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Overview	16

	Liquidity and Capital Resources	19

	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2013 (UNAUDITED) AND OCTOBER 31, 2012

	July 31, 2013	October 31,2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,386	$539,727
Prepaid expenses and deposit	20,422	13,020
Total current assets	201,808	552,747

Property and equipment, net	2,097	3,271
Total assets	$203,905	$556,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued research expenses payable to CSMC	$ 170,342	$ —
Accounts payable and other accrued expenses	93,851	69,593
Related party payables	20,100	10,000
Convertible notes	10,000	10,000
Total current liabilities	294,293	89,593

Total liabilities	294,293	89,593

COMMITMENTS AND CONTINGENCIES, NOTE 9

STOCKHOLDERS’ EQUITY:

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,350,860 and 21,090,860 shares, respectively, issued and outstanding	2,135	2,109
Additional paid-in capital	4,287,289	4,059,670
Deficit accumulated during the development stage	(4,379,812)	(3,595,354)
Total stockholders’ equity (deficit)	(90,388)	466,425
Total liabilities and stockholders’ equity	$203,905	$556,018

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

  CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JULY 31, 2013

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,			Cumulative From Inception (August 7, 2007) through July 31, 2013
	2013	2012	2013	2012

REVENUE	$ —	$ —	$	$ —	—	$ —

OPERATING EXPENSES:
Licensing fees	—	—	—	480,430		480,430
Research and development	132,592	32,250	317,084	61,182		415,633
General and administrative	147,799	190,386	466,813	567,895		2,603,999
	280,391	222,636	783,897	1,109,507		3,500,062

Loss from operations	(280,391)	(222,636)	(783,897)	(1,109,507)		(3,500,062)

OTHER EXPENSE:
Interest	(278)	(84)	(561)	(757,249)		(879,750)
	(278)	(84)	(561)	(757,249)		(879,750)

NET LOSS	$ (280,669)	$ (222,720)	$ (784,458)	$ (1,866,756)		$ (4,379,812)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,350,860	20,743,686	21,289,358	16,496,425		N/A
LOSS PER SHARE: Basic and diluted	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.11)		N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH JULY 31, 2013

	2013	2012	Cumulative From Inception (August 7, 2007) Through July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(784,458)	$(1,866,756)	$(4,379,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—	726,550	726,550
Amortization of debt placement costs	—	—	121,517
Shares issued for License	—	440,430	440,430
Share-based payment expense	—	22,400	273,680
Depreciation expense	1,174	528	2,600
Increase in prepaid services and deposit	(7,402)	(7,226)	(20,422)
Increase (decrease) in accounts payables and accrued expenses	24,258	(201,102)	299,500
Increase (decrease) in related party payables	180,442	(55,050)	190,442
Net cash used in operating activities	(585,986)	(940,226)	(2,345,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	389,688	389,688
Capital expenditures	—	(1,454)	(4,697)
Net cash provided by investing activities	—	388,234	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units at $1.00 per Unit	227,645	1,186,607	1,516,629
Proceeds received from Promissory Notes	—	80,000	80,000
Repayments of Promissory Notes	—	(80,000)	(80,000)
Net proceeds from sale of Convertible Notes	—	—	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	—	—	(1,300)
Net cash provided by financing activities	227,645	1,186,607	2,141,910

Net increase (decrease) in cash	(358,341)	634,615	181,386
Cash and cash equivalents at the beginning of period	539,727	2,094	—
Cash and cash equivalents at the end of period	$181,386	$636,709	$181,386

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JULY 31, 2013 AND FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JULY 31, 2013

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$—	10,960,000	$1,096	$—	$—	$1,096
Net loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party payable	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425)
Sale of Units at $1.00 per Unit.	—	—	260,000	26	227,619	—	227,645
Net loss	—	—	—	—	—	(784,458)	(784,458)
BALANCES, July 31, 2013	—	$—	21,350,860	$2,135	$4,287,289	$(4,379,812)	$(90,388)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2013

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred cash and operating losses, and as of July 31, 2013, had a deficit accumulated during the development stage of $4,379,812.   Further, as of July 31, 2013, our cash balance was $181,386 and we had a working capital deficit of $92,485. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily upon proceeds from the sale of the Units and convertible notes (the “Convertible Notes”) to fund our operations.  Through July 31, 2013, the Company had sold 1,770,250 Units in the Private Placement receiving net proceeds of $1,516,629.  Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of October 2013 assuming that we continue to defer payment of certain liabilities to our officers and CSMC. The Company is currently attempting to raise additional capital, but as of the date of this Report, had not closed on any additional funding. There is no assurance that the Company will be successful in raising additional capital on acceptable terms, or be successful in raising additional capital under any terms.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at July 31, 2013 and the results of operations and cash flows of the Company for the three and nine months ended July 31, 2013 and 2012.  Operating results for the nine months ended July 31, 2013, are not necessarily indicative of the results that may be expected for the year ended October 31, 2013.

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

We believe that we have achieved the required milestones for the contractual period ended December 31, 2012.  It is management’s belief that cash administrative expenses in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology. We can, however, provide no assurance that CSMC will concur with our position and that we will be able to meet any or all of these milestones in the future.  In the event that we fail to meet one or more of the milestones required by the CSMC Agreement, there is no assurance that CSMC will agree to amend or waive the requirements and we could lose the License.  Additionally, as discussed further in Note 9, we have entered into a research and development agreement with CSMC that satisfies the milestone requirement described above regarding funded research at CSMC.  However, in order to extend the Company’s cash on hand, we have been deferring payment to CSMC of certain payments under the agreement.

Further, in the event the Company issues or sells shares of common stock in addition to those sold in the Private Placement previously discussed, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(4)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. However, in October 2011, a majority of the note holders agreed to extend the maturity date of the notes to December 15, 2011.  The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the nine months ended July 31, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of July 31, 2013.  On an as converted basis, as of July 31, 2013, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40 during the nine months ended July 31, 2012, which was included in interest expense on the accompanying condensed consolidated statements of operations.

We evaluated the conversion feature of the Convertible Notes within the context of ASC 815 and concluded that it did not meet the definition of an embedded derivative due to the Company having no active market for its common stock.

(5)

STOCKHOLDERS’ EQUITY

Units

During the nine months ended July 31, 2013, we sold 260,000 Units, for $1.00 per Unit, receiving net proceeds of $227,645.  Each Unit consists of (i) one share of common stock, and (ii) two Unit Warrants.

Warrants

In connection with the sale of the Units during nine months ended July 31, 2013, the placement agents earned warrants to acquire 78,000 shares of common stock consisting of 26,000 warrants exercisable at $1.00 per share, 26,000 warrants exercisable at $1.50 per share and 26,000 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   We valued these warrants at $17,160 using the Black Scholes option-pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.   As of July 31, 2013, we are obligated to issue 681,675 warrants to the placement agents for sales of the Units with a weighted average exercise price of $1.50 per share.

At July 31, 2013, we had 6,308,358 warrants issuable or outstanding with a weighted average exercise price of $1.43 per share.

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

 The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the six months ended April 30, 2012 is $8,000 representing the origination fees.  Also included in interest expense for the six months ended April 30, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory Notes.  As of July 31, 2013, these shares had not been issued, and accordingly, the associated liability is included in accounts payables and other accrued expenses on the accompanying condensed consolidated balance sheets.

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

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Nine Months Ended July 31,
	2013	2012

Warrants	6,308,358	5,422,858
Convertible debt	66,667	66,667

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Nine Months Ended July 31,		Cumulative from Inception
	2013	2012	(August 7, 2007)
Interest	$561	$8,299	$ 9,282
Income taxes	—	—	—

Supplemental disclosures of noncash investing and financing activities:

	Nine Months Ended April 30,
	2013	2012

Convertible Notes converted into common stock	—	716,550

(9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services. The agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.  Both agreements are collectively referred to as the Synthetica Agreement.  Under the Synthetica Agreement, there is no monthly retainer or minimum billing amount but the maximum that can be charged to us in any given month cannot exceed $15,000.  During the three and nine months ended July 31, 2013, we were billed $33,900 and $117,600, respectively, under the Synthetica Agreement.   During the three and nine months ended July 31, 2012, we were billed $45,000 and $135,000, respectively, under the Synthetica Agreement. At July 31, 2013 and October 31 2012, $22,600 and $15,000, respectively, is included in accounts payable and other accrued expenses on the accompanying condensed consolidated balance sheets.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman for operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the three and nine months ended July 31, 2013, we were charged $20,100 and $75,100, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  During the three and nine months ended July 31, 2012, we were charged $30,000 and $90,000, respectively, under this agreement.  At July 31, 2013 and October 31, 2012, $20,100 and $10,000, respectively, is included in related party payables on the accompanying condensed consolidated balance sheets.

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

In December 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.   For the three and nine months ended July 31, 2013, we were charged $87,000 and $195,884, respectively, by CSMC under this agreement which is included in research and development costs on the accompanying condensed consolidated statements of operations.  As of July 31, 2013, $170,342 is reflected as payable on the accompanying condensed consolidated balance sheets.  As discussed in Note 3, we have been deferring payments under this agreement in order to extend our cash balance.

Sublease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed and certain services such as internet, telephone and receptionist services.  Our chief executive officer also served as the chief executive officer of Compumed during this time period.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the three months ended July 31, 2013 and 2012, we recorded $0 and $0, respectively, of rent expense under the Sublease. For the nine months ended July 31 2013 and 2012, we recorded $0 and $40,000, respectively of rent expense under the Sublease which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

Commitments under non-cancelable operating leases are as follows as of July 31, 2013:

Year Ended October 31,
2013	$ 10,926
2014	14,568
$ 25,494

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Polycefin technology; the ability of the Company to meet its obligations under the License including making all payment obligations and meeting the required milestones; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, the Company’s limited operating history; the Company’s lack of profitability; and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  In particular, this Form 10-Q sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-Q may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2013.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 1 2

We believe that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.3 Additionally, in vivo treatment has shown effectiveness against more than one, widely different, type of cancer (HER2/neu Breast, EGFR Triple Negative Breast and Glioblastoma), suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics (Inoue et al, Cancer Research 2011, Inoue et al, PlosOne 2012).

Our first therapeutic drug candidate is AG 101 which will target brain cancer.  We still need to commission final Phase 0 toxicology studies at an external laboratory for AG101 drug candidate preparation of an IND for submission to the FDA to receive clearance to begin human clinical trial work. We then plan to commence a Phase I clinical trial.  However, these next steps will cost a minimum of $1,000,000 which will require additional funding.,

1 Inoue  S., Ding H., Portilla-Arias J., et al  (2011) Polymalic Acid-Based Nanobiopolymer Provedes Efficient Systemic Breast Cancer Treatment by Inhibiting both Her2/neu Receptor Snthetsis and Activity. Cancer Res; 71(4) February 15, 2011

2 Inoue S, Patil R, Portilla-Arias J, Ding H, Konda B, et al. (2012) Nanobiopolymer for Direct Targeting and Inhibition of EGFR Expression in Triple Negative

Breast Cancer. PLoS ONE 7(2): e31070. doi:10.1371/journal.pone.0031070

3 Ding H., Portilla-Arias J., Patil R., et al. (2011). The optimization of polymalic acid peptide copolymers for endosomolytic drug delivery. Biomaterials 32 (2011) 5269-5278

As survival rates for primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options.  Arrogene estimates that 30% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the tumor’s Brain Tumor Barrier (BTB), which is the part of brain blood barrier (BBB) could make it ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers, and these might present early market opportunities.

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

Over the following twelve months we are targeting a number of objectives and milestones that we plan to pursue utilizing cash on hand and proceeds from capital raising efforts.  We may or may not be successful in consummating such capital raises and this remains a significant risk to our ability to meet our objectives. These objectives and milestones are the commissioning of final Phase 0 toxicology studies for our first Polycefin drug candidate; prepare an IND for submission to the FDA to receive clearance to begin human clinical trial work; and begin human clinical studies once such IND clearance can be obtained. There are various factors that can influence the timing of starting and completing these objectives and milestones as well as the total costs.  Such factors include, but are not limited to, the pace and success of scientific developments, the availability of financial and human resources, competing demands of our scientific team, and changes in regulatory requirements.  While we had budgeted approximately $1.4 million through December 2013 towards these efforts, given the delays in raising additional capital, we will not be able to execute on our development plan within the time frames originally contemplated.  Due to the inherent uncertainty and variability related to these activities, we cannot accurately predict start dates, completion dates and total costs.  We will also need to raise additional capital in order to complete our planned activities.

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

Liquidity and Capital Resources

As of July 31, 2013, the Company’s cash balance was  $181,386 compared to $539,727 at October 31, 2012.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended July 31, 2013 and 2012 and for the cumulative period from August 7, 2007 (Inception) to July 31, 2013.

	Nine Mos. Ended July 31, 2013	Nine Mos. Ended July 31, 2012	For the Cumulative Period from August 7, 2007 (Inception) to July 31, 2013
Net Cash Used in Operating Activities	$ (585,986)	$ (940,226)	$ (2,345,515)
Net Cash Provided by Investing Activities	—	388,234	384,991
Net Cash Provided by Financing Activities	227,645	1,186,607	2,141,910
Net Increase (Decrease) in Cash and Cash Equivalents	(358,341)	634,615	181,386

Operating Activities

During the nine months ended July 31, 2013, $585,986 of cash was used in operating activities which primarily represents cash operating expenses.  As discussed elsewhere in the Quarterly Report, we have been deferring payment of certain liabilities, including payment to CSMC for reimbursable research and development costs, which has served to reduce the cash used in operating activities.  There is no assurance that CSMC will allow us to continue this practice.

Investing Activities

During the nine months ended July 31, 2013, no cash was provided by or used in investing activities.  As of July 31, 2013, we had no material commitments for capital expenditures.

Financing Activities

During the nine months ended July 31, 2013, we received $227,645 in net proceeds from the sale of 260,000 Units.

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

Management’s Outlook

As of July 31, 2013, our cash balance was $181,386. Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities and contractual obligations through at least the end of October 2013 assuming that we continue to defer payment of certain liabilities to our officers and CSMC. The Company is currently attempting to raise additional capital, but as of the date of this Quarterly Report, had not closed on any funding. There is no assurance that the Company will be successful in raising additional capital on acceptable terms, or be successful in raising additional capital under any terms.

In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company out of business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2013 COMPARED TO THREE MONTHS ENDED JULY 31, 2012

Research and Development

During the three months ended July 31, 2013, research and development expense increased by $100,342 or 311% compared to the prior year period.  The increase in research and development expense is the result of the research and development agreement entered into with CSMC during 2013.

General and Administrative

General and administrative expense decreased by $42,587 or approximately 22% for the three months ended July 31, 2013 compared to the prior year period.  The decrease in expense is primarily the result of a decrease in legal and consulting expenses.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended July 31, 2013, increased by $57,755 compared to the prior year period.

Other Expense

For the three months ended July 31, 2013, other expense was approximately the same as the prior year period.

Net Loss

As a result of the factors described above, we recorded $280,669 of net loss for the three months ended July 31, 2013 compared to a net loss of $222,720 for prior year period.

NINE MONTHS ENDED JULY 31, 2013 COMPARED TO NINE MONTHS ENDED JULY 31, 2012

Licensing Fees

We recorded $480,430 of licensing fees for the nine months ended July 31, 2012 representing the fair value of 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during 2013.

Research and Development

During the nine months ended July 31, 2013, research and development expense increased by $255,902 or 418% compared to the prior year period.  The increase in research and development expense is primarily the result of the research and development agreement entered into with CSMC during 2013.

General and Administrative

General and administrative expense decreased by $101,082 or approximately 18% for the nine months ended July 31, 2013 compared to the prior year period.  The decrease in expense is primarily the result of a decrease in legal and rent expense.

Loss from Operations

As a result of the factors described above, the loss from operations for the nine months ended July 31, 2013, decreased by $325,610 compared to the prior year period.

Other Expense

For the nine months ended July 31, 2013, we recorded other expense of $561 compared to $757,249 for the prior year period. Expense for the nine months ended July 31, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $784,458 of net loss for the nine months ended July 31, 2013 compared to a net loss of $1,866,756 in the prior year period.

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

As of July 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings
None.

	Item 1A.	Risk Factors
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

	Item 3.	Defaults Upon Senior Securities

None

	Item 4.	Mine Safety Disclosures

None

	Item 5.	Other Information

None.

	Item 6.	Exhibits and Reports on Form 8-K

Exhibits
		31.1	Certification of Chief Executive Officer
		31.2	Certification of Chief Financial Officer
		32	Certification pursuant to USC Section 1350
		101.INS	XBRL Instance Document
		101.SCH	XBRL Schema Document
		101.CAL	XBRL Calculation Linkbase Document
		101.LAB	XBRL Label Linkbase Document
		101.PRE	XBRL Presentation Linkbase Document
		101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROGENE, INC

Date:	September 16, 2013	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	September 16, 2013	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer