Form 10-K
period 2013-10-31
ARROGENE, INC
filed 2014-04-02
CIK 1403792

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]

Accelerated Filer                    [  ]

              Non-accelerated Filer     [  ]

Smaller Reporting Company [X]

   (Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliated computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is:  $0.00.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 13, 2014, there were 21,395,860 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K (this “Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Arrogene, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate”, “project” and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	adequacy of our financial resources;

*	strategic business relationships;

*	statements about our future business plans, strategies and prospects;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	anticipated regulatory approval paths and timeframes;

*	our intellectual property and related license agreements;

*	the efficacy of our technology;

*	our marketing plans and strategy;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions; and

*	expectations regarding competition from other companies.

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

Reverse Merger

As a result of the Reverse Merger, the shareholders of ANI received 12,660,000 shares of Company common stock or approximately 86 % of the then issued and outstanding common shares of the Company after the transaction.  Further, ANI warrant holders received identical common stock purchase warrants in the Company.  Additionally, immediately after the Reverse Merger, the officers of ANI became the officers of the Company and the Company’s Board of Directors consists solely of former ANI officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of the Company by ANI (the accounting acquirer) and a recapitalization of ANI.  As a result, the financial statements for all periods presented and discussed herein are those of ANI.  Immediately prior to consummating the Reverse Merger, the Company sold 502,000 units (the “Units”), with each Unit consisting of  (i) one share of common stock, and (ii) two common stock purchase warrants (the “SRKP Warrants”) that are exercisable for five years from the date of issuance.  One of the SRKP Warrants is exercisable at $1.50 per share and the other is exercisable at $2.00 per share.  The Company received $404,688 in net proceeds from the sale of the Units after payment of commissions and other expenses associated with the offering, of which, $389,688 was acquired by ANI at the time of the Reverse Merger.  Subsequent to completion of the Reverse Merger, the Company has sold 1,815,250 Units receiving net proceeds of $1,561,584 after the payment of commissions and other expenses associated with the offering.

Overview of Arrogene’s Business

The Company was founded to commercialize both new cancer treatments and imaging targeting technology as well as a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned by CSMC in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin (the “Technology”) and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler, Dr. Alex Ljubimov.  Work on Polycefin involved seven years of development and over $7,500,000 of grants funded mainly from the NIH.

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

Using clinical material from 65 patients with brain gliomas, our founders in their capacity as researchers at CSMC, found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004).   In 2007, they started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and Laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. This trial has recently completed, with more than 300 cases of human tumors analyzed. The data show that this protein is overproduced in more than (85%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, Laminin-421. This data is currently being prepared for publication.  Based on these results, we are in the process of exploring commercializing this new test as a Laboratory Developed Test (“LDT”) and we are currently in negotiations with a partner for delivery of this test into clinical practice. With this potential partner, we have conducted protocol development and have furthered our clinical trial to measure the range of application for Laminin 411. Conclusions of that clinical trial indicate that Laminin 411 is over-expressed in many tumors beyond the initial indications and we are working on incorporating those findings in both published results and the market strategy for the LDT.  No assurance can be provided that we will successfully conclude negotiations with this potential partner.

Beyond diagnostic and prognostic applications, we believe that our discovery of Lamin 411’s role in tumor growth could be exploited together with our Polycefin technology towards novel tumor inhibiting treatments. We are currently working on the technology allowing us to combine antisense oligonucleotides against two Laminin-411 chains on one nanopolymer (Polycefin) molecule and target them specifically to tumor cells. As a result, we were able to stop brain glioma and HER2/neu breast cancer growth in mice without harming other unaffected organs (Ding et al., Proc Natl AScad Sci USA, 2010, J Control Release, 2013). This might be a superior approach to using antibody blocking because, due to being buried in basement membranes, laminins may not be accessible enough to the antibodies in real-life tumors to obtain a therapeutic effect. We plan to use our nanopolymer Polycefin to block Laminin-411 production in primary and metastatic brain and breast tumors. Importantly, due to special chemical groups on the polymer backbone, it can deliver the antisense drugs to the tumor cells specifically, largely avoiding non-cancer cells. Our published results to date show the feasibility of this approach.

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

3 Ding H., Portilla-Arias J., Patil R., et al. (2011). The optimization of polymalic acid peptide copolymers for endosomolytic drug delivery. Biomaterials 32 (2011) 5269-5278

As survival rates for primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options.  Arrogene estimates that 30% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the tumor’s Brain Tumor Barrier (“BTB”), which is the part of brain blood barrier (“BBB”), could make it ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers, and these might present early market opportunities.

It is estimated that approximately 207,000 new cases of breast cancer and 204,000 cases of lung cancer are diagnosed every year in the U.S.  Additionally there are between 120,000 and 140,000 annual cases of secondary brain cancers, according to various published sources. Based on these patient populations, and certain price and usage assumptions, we have estimated that the total market potential for Polycefin based therapeutics products could exceed $30 billion annually.

We plan to bring our products to market using a licensing and cost sharing strategy.  We will seek to joint venture with pharmaceutical companies with existing cancer therapy drugs or active diagnostic imaging agents.

Our first therapeutic drug candidate is AG 101 which will target certain brain cancer.  We are planning to commission final Phase 0 toxicology studies at an external laboratory for AG101 for preparation of an IND submission to the FDA to receive clearance to begin human clinical trial work. We then plan to commence a Phase I clinical trial.  However, these next steps will cost a minimum of $1,500,000 which will require additional funding.

Industry

The industry for cancer diagnostics and therapeutic drugs is very large and competitive.  We have estimated the market potential for our targeted diagnostic imaging products to be at least $400 million annually for the U.S. based on published data and we have estimated the market potential for the therapeutic products to exceed $30 billion annually for the U.S

Products

We are developing our Polycefin family of products for both cancer therapeutics and diagnostics.

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

This approach also appears to be well suited to treat certain metastatic brain tumors, such as the treatment of triple negative breast cancer metastasis into the brain. These brain gliomas should in general fall under the designation of “rare cancers”.

Later we intend to widen the indication to other brain cancers, (low- and high- grade gliomas, brain metastatic cancers).  Additional indications could be developed by combining Laminin inhibition with other antibodies, peptides and therapeutics. The expansion of the product line will be subject to collaboration with third party licensing partners.

Diagnostic Pipeline

Using fresh clinical material from 65 patients with brain gliomas, our founders in their capacity as researchers at CSMC, found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004). In 2007, they started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories.  This trial has recently completed, with more than 300 cases of human tumors analyzed. The data show that this protein is overproduced in more than (85%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, Laminin-421. This data is currently being prepared for publication.  Based on these results, we are in the process of exploring commercializing this new test as a LDT and we are currently in negotiations with a partner for delivery of this test into clinical practice.  No assurance can be provided that we will successfully conclude negotiations with this potential partner.

Imaging studies have shown the potential of using the platform to improve the visualization, accuracy, and definition of cancers, including the ability to image certain metastatic cancers, which are difficult to detect or visualize using conventional diagnostic imaging techniques.   More importantly, the high specificity associated with Polycefin based targeting provides the opportunity to create an imaging “virtual biopsy” that can identify with a high degree of specificity target tumors in diagnostic imaging. The Company plans to develop such virtual biopsy diagnostic products for difficult to biopsy or operate cancers such as glioblastoma, multiforme (“GBM”).

Our scientists have published extensively in peer reviewed scientific journals the results of our clinical and pre-clinical work, including in J Control Release , J Drug Target, Cancer Research1 , and the Proceeds in the US Academy of Sciences, and Cell.2

Competitive Strengths

Antisense drugs and other therapeutics like siRNA have significant problems in delivery to tumor cells. Besides rapid clearance from blood, they cannot specifically get inside tumor cells causing potential problems for the healthy cells. Our nanopolymer platform has special antibodies that guide the drug complex to the tumor cells. Once in these cells, another special module on the delivery vehicle helps releasing the drugs inside the cell, where they get detached from the polymer by natural mechanisms and exert their blocking function. As a result, the drug has much lower clearance when injected into the bloodstream, and the possibility of it getting into normal cells is minimized. We have shown that such a nanopolymeric delivery system targeting Laminin-411 can efficiently suppress growth of brain cancers by reducing tumor vasculature and causing tumor cell death (Fujita et al., Angiogenesis, 2006; Ljubimova et al., Front Biosci, 2006; Ding et al., Proc Natl Acad Sci USA, 2010, J Drug Target 2013, J Control Release 2013). Therefore, we believe that this delivery system is currently most promising for specific treatment of tumors targeting their blood supply.  However at this time these findings are based on pre-clinical research and there can be no assurances that they can be successfully translated into successful therapies in the future.

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

1 Cancer Research; 71(4); 1454-64.

2 http://www.pnas.org/content/107/42/18143

It is also our goal to file IND applications for diagnostic and therapeutic products as soon as possible around an initial set of indications that could allow a fast-track regulatory path and centering on brain gliomas for which we have shown good efficacy in pre-clinical work.

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

Manufacturing and Suppliers

We currently manufacture batches of Polycefin for preclinical testing purposes in the laboratory at CSMC.  We source biomarkers from multiple commercial partners and suppliers. We also work with pharmaceutical companies to source the active ingredients to be conjugated with Polycefin.  At this time there are no significant dependencies on any one supplier and the Company has adopted a dual sourcing strategy for all key components wherever possible.  We do anticipate working with one or more contract manufacturers with FDA Current Good Manufacturing Practices (“GMP”) facilities in the future as we progress in our product development efforts.  In addition, we are expanding our production of the key ingredients for the production of Polycefin, according to a proprietary production and purification process, in preparation to support both pre-clinical and clinical phases of upcoming clinical trials. We are also taking steps to negotiate outside supplies agreements to create industrial partnerships relating to the production under license of these compounds.

Quality Control

We do not have a quality system in place at this stage of our development. We plan on developing a set of Standard Operating Procedures (“SOPs”) and overall quality system that is compliant with required FDA Good Laboratory Practices (GLP) and GMP as needed in the future as we progress in our development.

Sales and Marketing

As a Company we are still in the development stage, we do not engage in any sales and marketing activities.  We have begun, however, the negotiation for technical and scientific collaborations with a variety of potential future licensing partners. Our strategy is to commercialize our technology through licensing agreements and accordingly, sales and marketing efforts of the end-product will be the responsibility of the licensees, while our primary focus will be to negotiate and support our licensing partners and collaborations.

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

Intellectual Property

The technology covered by the CSMC License provides us with the world-wide rights to U.S Patents No. 7,547,511 “Antisense Inhibition of Laminin-8 Expression to Inhibit Human Gliomas”, No. 7,935,677, “Polymalic Acid-Based Multifunctional Drug Delivery System”, No. 8,309,614 “Poly (Beta Malic Acid) with Pendant Leu-Leu-Leu Tripeptide for Effective Cytoplasmic Drug Delivery”, and  No. 8,562,964 along with various Japanese, EU and Asian related patents and applications, related technical information to develop, market and sell human therapeutic and diagnostic products, including new pharmaceutical products and/or non-prescriptive products using the patented technology .New additional patent filings are pending. Under the scope of our license new patent applications filed by CSMC relating to the same subject matter or derivative of the existing patents are subject to inclusion rights or rights of first refusal under the license.

Employees

As of October 31, 2013, we had two part-time employees both of whom are members of management and one full-time administrative employee due to our limited capital resources.  We also utilize several consultants who are focused on business and technical development. Our ability to expand our employee base to include full-time personnel in administration, research and development and business development is dependent on the availability of funding.

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

Arrogene has incurred cumulative net operating losses and negative cash flow since inception. Additionally, as of the date of this Report, we only had enough cash to fund our activities for another 30 days.  We expect that the Company will continue to experience operating losses and negative cash flow for the foreseeable future, which will impact the financial results of Arrogene. Accordingly, our auditors have expressed substantial doubt about our ability to continue as a going concern.

We require additional funding which may not be available on favorable terms or at all.

We will require additional funds to support our working capital and planned development requirements within the next few months.  Adequate funds may not be available when needed or may not be available on favorable terms. If the Company raises additional funds by issuing equity securities or convertible debt securities, existing shareholders may be diluted or have their rights subordinated to newly-issued senior securities. If funding is insufficient at any time in the future, we may not be able to develop or commercialize its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm its business.

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

We expect that the expansion of our business will place a significant strain on our limited managerial, operational, and financial resources.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in the pharmaceutical industry.  Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have.  We will need substantial additional capital in order to attract and retain critical management.  We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all.  We currently are required to limit the engagement of critical management to part-time due to limited resources and there is no assurance that we will be successful in raising the necessary additional financial resources to employ them, and other key employees, on a full time basis.  We currently are in arrears in paying our management team.  There is no assurance that our management team will continue working without getting paid.  If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees.  If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results could be materially adversely affected.

We will be dependent on the rights included in the License for all of our products.

Since we have acquired the License, we will have to continue to comply with the requirements of that agreement to maintain the license rights in full force and effect.  The License may be terminated if we fail to perform our obligations under the agreement in accordance with its terms including, but not limited to, our ability to make all payments due under the License as well as certain other development milestones. Our inability to continue to license these technologies will materially adversely affect our business, prospects, financial condition, and operating results. In addition, our strategy depends on the successful development of these licensed technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to market and sell our products, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.  We are currently in arrears in making payments to CSMC under a research and development agreement, having not made payments for services provided subsequent to February 2013.  There is no assurance that CSMC will continue to provide such services without being paid for the past due balance.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of February 28, 2014, there were 117 holders of record of 21,395,860 shares of the Company’s Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).   Our Board of Directors have authorized the issuance of 3,000,000 shares of Series A Preferred Stock. The Company does not have any Preferred Stock issued or outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March 2012, our Board of Directors and a majority of shareholders approved the 2012 Equity Incentive Plan (the “2012 Equity Plan”).  There are 1,500,000 shares of Common Stock reserved for issuance under the 2012 Equity Plan.  As of October 31, 2013, no shares had been awarded pursuant to the plan.

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

None.

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

Overview

The Company was founded to commercialize both a new cancer treatment and imaging targeting technology as well as a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned or co-owned by CSMC in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging.  The founders of Arrogene were principally involved in all research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies behind Polycefin (the “Technology”) and include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova, Dr. Eggehard Holler, Dr. Alex Ljubimov.  Work on Polycefin involved seven years of development and over $7,500,000 of grants funded mainly from the NIH.

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

Antisense drugs and other therapeutics like siRNA have significant problems in delivery to tumor cells. Besides rapid clearance from blood, they cannot specifically get inside tumor cells causing potential problems for the healthy cells and induce immunotoxicity. Our nanopolymer platform has special antibodies that guide the drug complex to the tumor cells. Once in these cells, another special module on the delivery vehicle helps release the drugs inside the cell, where they get detached from the polymer by natural mechanisms and exert their blocking function. As a result, the drug has much lower clearance when injected into the bloodstream, and the possibility of it getting into normal cells is minimized. We have shown that such a nanopolymeric delivery system targeting Laminin-411 can efficiently suppress growth of brain cancers by reducing tumor vasculature and causing tumor cell death (Fujita et al., Angiogenesis, 2006; Ljubimova et al., Front Biosci, 2006; Ding et al., Proc Natl Acad Sci USA, 2010, J Drug Target 2013, J Control Release 2013). Therefore, we believe that this delivery system is currently most promising for specific treatment of tumors targeting their blood supply.  However at this time, these findings are based on pre-clinical research and there can be no assurances that they can be successfully translated into successful therapies in the future.

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 1 2

We believe that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.3 Additionally, in vivo treatment has shown effectiveness against more than one, widely different, type of cancers: HER2/neu positive breast cancer, EGFR positive Triple Negative Breast Cancer (TNBC)and Glioblastoma, suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics (Inoue et al, Cancer Research 2011, Inoue et al, PlosOne 2012, Ding et al, J Control Release 2013).

We also have presented evidence that the PMLA nanoplatform was well tolerated in vivo and in vitro in extreme dosages without toxicity and immune reactions. PMLA and the nanoconjugates purified free of endotoxin activated neither complement nor macrophages. They also did not show appreciable toxicity for cultured liver HepG2 and kidney LLC-PK1 human cells even at in vitro dosages as high as 1 mg/ml. Analysis of blood biochemistry, metabolic assays, CBC panel, and immunotoxicity did not reveal any abnormalities compatible with toxicity in vitro or in vivo even after 12 repeated systemic nanodrug injections. In particular, hemolysis was not observed, and only minimum complement activation was noticed at very high dosage of nanoconjugates (1.0 mg/kg), which is 37 times higher than nanodrug therapeutic concentration. The degree of activation was far less than that observed with FDA-approved Doxil. The nanoconjugates did not induce significant platelet aggregation, and did not affect coagulation pathways. Special tests excluded the presence of pyrogenic material in the nanoconjugate preparations.

Under conditions of advanced cancer, continuous treatment could be necessary until the tumor regresses. In clinics, however, in many cases the chemotherapy must be discontinued due to life threatening side effects such as liver, kidney, cardio- or neurotoxicity. The significant side effects, in particular thrombocytopenia and leukopenia, induction of

1 Inoue  S., Ding H., Portilla-Arias J., et al  (2011) Polymalic Acid-Based Nanobiopolymer Provedes Efficient Systemic Breast Cancer Treatment by Inhibiting both Her2/neu Receptor Snthetsis and Activity. Cancer Res; 71(4) February 15, 2011

2 Inoue S, Patil R, Portilla-Arias J, Ding H, Konda B, et al. (2012) Nanobiopolymer for Direct Targeting and Inhibition of EGFR Expression in Triple Negative

Breast Cancer. PLoS ONE 7(2): e31070. doi:10.1371/journal.pone.0031070

3 Ding H., Portilla-Arias J., Patil R., et al. (2011).

H. Ding, J. Portilla-Arias, R. Patil, K.L. Black, LJubimova JY, E. Holler. (2013) The optimization of polymalic acid peptide copolymers for endosomolytic drug delivery. Biomaterials 32 (2011) 5269-5278

J Control Release 2013

thrombosis and suppression of immune system (immunotoxicity) are the major indications for treatment interruption. This situation with prolonged treatment was tested by conducting 12 consecutive nanodrug systemic administrations against growing TNBC over the period of 8 weeks. As a result, the tumor growth was significantly inhibited, and the treatment was well tolerated without noticeable abnormalities in blood cell counts, multiple biochemistry parameters, and with no immunostimulatory or immunosuppressive response.  Thus, PMLA-based nanodrugs of the PolycefinTM family passed multiple toxicity and efficacy tests in vitro and in vivo on preclinical level and may prove to be efficacious for the treatment of cancer patients in the future (Ljubimova JY, et, al (2013). J Drug Target, 21:956-967).

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

Our first therapeutic drug candidate is AG 101 which will target certain brain cancer.  We need to commission final Phase 0 toxicology studies at an external laboratory for AG101 drug candidate preparation of an IND for submission to the FDA to receive clearance to begin human clinical trial work. We then plan to commence a Phase I clinical trial.  However, these next steps will cost a minimum of $1,500,000 which will require additional funding.,

We plan to bring our products to market using a licensing and cost sharing strategy.  We will seek to joint venture with pharmaceutical companies with existing cancer therapy drugs or active diagnostic imaging agents.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to valuing our share-based compensation and contingencies.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment.  ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted.  We adopted ASU 2012-02 effective November 1, 2012.  The adoption of ASU 2012-02 is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

As of October 31, 2013, the Company’s cash balance was $13,822 compared to $539,727 at October 31, 2012.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended October 31, 2013 and October 31, 2012 and for the cumulative period from August 7, 2007 (Inception) to October 31, 2013.

	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	For the Cumulative Period from August 7, 2007 (Inception) to October 31, 2013
Net Cash (Used in) Operating Activities	$ (753,550)	$ (1,136,831)	$ (2,513,079)
Net Cash Provided by Investing Activities	—	386,780	384,991
Net Cash Provided by Financing Activities	227,645	1,287,684	2,141,910
Net Increase (Decrease) in Cash and Cash Equivalents	(525,905)	537,633	13,822

Operating Activities

During the year ended October 31, 2013, $753,550 of cash was used in operating activities which primarily represents cash operating expenses to principally support continued pre-clinical development, drug synthesis, and business development  and administrative activities.

Investing Activities

During the year ended October 31, 2013, there were no cash flows from investing activties.  As of October 31, 2013, we had no material commitments for capital expenditures.

Financing Activities

During the year ended October 31, 2013, we received $227,645 in net proceeds from the sale of 260,000 Units.

Sources of Capital

As of October 31, 2013, we had $13,822 of cash on hand.  Subsequent to yearend, the Company sold an additional 45,000 Units, generating net proceeds of $44,955.  Upon the closing of this last sale of Units the Company terminated the Unit offering.  On February 28, 2014, the Company authorized the issuance of up to $700,000 in unsecured Convertible Notes (the “Bridge Notes”).  The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes (“Qualified IPO”), or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price (“VWAP”) per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant.  Each warrant shall be exercisable into shares of common stock at a price equal to the conversion price of the Bridge Notes.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

Requirements of Capital

In addition to the costs associated with operating our business in accordance with our plan, and complying with public company reporting requirements, the License requires that we expend $1,000,000 during the calendar year ending December 31, 2014, towards the development of one or more products using the licensed technology.

Management’s Outlook

We have relied primarily upon proceeds from the sale of the Units and convertible notes (the “Convertible Notes”) to fund our operations.  Through October 31, 2013, the Company had sold 1,770,250 Units in the Private Placement receiving net proceeds of $1,516,629.  Management believes that existing cash on hand, combined with 45,000 Units sold subsequent to year end, will be sufficient to fund the Company’s planned activities through February 2014.  This assumes that we continue to defer payment of certain liabilities to our officers and CSMC.  We have not paid management for their services since August 2013 nor have we paid CSMC for services provided since February 2013.  Additionally, certain key professionals such as legal counsel have also had payments deferred as well.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects. The Company is currently attempting to raise additional capital, and to that end, on February 28, 2014, sold $170,000 in Bridge Notes, receiving net proceeds of $147,765 after payment of offering costs.  Management believes that the funds received from the Bridge Notes will be sufficient to fund the Company’s planned activities through at least the end of June 2014 using the same cash conservation principles described above.  There is no assurance that the Company will be successful in selling additional Bridge Notes or raising additional capital of any kind on acceptable terms, or be successful in raising additional capital under any terms.

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

In the event that we cannot raise sufficient capital within the required timeframes, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or could force the Company out of business.

RESULTS OF OPERATIONS

Licensing Fees

We recorded $480,430 of licensing fees for the year ended October 31, 2012 representing the fair value of 1,468,100 shares of common stock issued to CSMC as well as a $40,000 cash payment to satisfy certain conditions precedent to effectuating the License.  There were no similar transactions during the year ended October 31, 2013.

Research and Development

During the year ended October 31, 2013, research and development expenses increased by $353,835 or 359% compared to the prior year.  The increase in research and development expense is primarily due to activities under the research agreement with CSMC supporting pre-clinical development of Polycefin and synthesis of drug candidates.

General and Administrative

General and administrative expense decreased by $33,822 or approximately 5% for the year ended October 31, 2013 compared to the prior year.  The decrease in expense was the net result of a decrease in legal expense partially offset by increased travel and office related expenses relating to our business development activities.

Loss from Operations

As a result of the factors described above, the loss from operations for the year ended October 31, 2013, decreased by $160,417 compared to the prior year period.

Other Expense

For the year ended October 31, 2012, we recorded other expense of $839 compared to $757,427 for the prior year. Expense for the year ended October 31, 2012 includes a charge taken for reducing the conversion price of the Convertible Notes which resulted in the issuance of 2,388,500 additional shares of common stock.

Net Loss

As a result of the factors described above, we recorded $1,156,485 of net loss for the year ended October 31, 2013 compared to a net loss of $2,073,490 in the prior year.

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

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrogene, Inc.

We have audited the accompanying consolidated balance sheets of Arrogene, Inc. (a Delaware development stage enterprise) and subsidiary (the “Company”) as of October 31, 2013 and 2012 and the related  consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2013, and 2012 and for the period from August 7, 2007 (inception) through October 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrogene, Inc., and Subsidiary as of October 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended October 31, 2013 and 2012, and for the period from August 7, 2007 (inception) through October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated cash flows from operations since inception, has incurred continuing losses, has a negative working capital balance and has accumulated a deficit during the development stage at October 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

/s/ Rose, Snyder & Jacobs, LLP

Encino, California

March 17, 2014

ARROGENE, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2013 AND 2012

ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$13,822	$539,727
Prepaid expenses and deposit	13,709	13,020
Total current assets	27,531	552,747

Property and equipment, net of accumulated depreciation of $2,992 and $1,426 at October 31, 2013 and 2012, respectively	1,705	3,271

Total assets	$29,236	$556,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$85,280	$29,240
Accrued payable to CSMC	229,003	—
Accrued legal fees	50,518	7,754
Related party payables	39,000	10,000
Other accrued liabilities	77,850	32,599
Convertible notes	10,000	10,000
Total current liabilities	491,651	89,593

Total liabilities	491,651	89,593
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,350,860 and 21,090,860 shares, respectively, issued and outstanding	2,135	2,109
Additional paid-in capital	4,287,289	4,059,670
Deficit accumulated during the development stage	(4,751,839)	(3,595,354)
Total stockholders’ equity (deficit)	(462,415)	466,425
Total liabilities and stockholders’ equity (deficit)	$29,236	$556,018

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

(a development stage enterprise)

  STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH OCTOBER 31, 2013

	2013	2012	Cumulative From Inception (August 7, 2007) Through October 31, 2013

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
General and administrative	703,262	737,084	2,840,448
Licensing fees	—	480,430	480,430
Research and development	452,384	98,549	550,933
	1,155,646	1,316,063	3,871,811

Loss from operations	(1,155,646)	(1,316,063)	(3,871,811)

OTHER EXPENSE:
Interest	(839)	(757,427)	(880,028)
	(839)	(757,427)	(880,028)

NET LOSS	$ (1,156,485)	$ (2,073,490)	$ (4,751,839)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,304,860	17,645,317	N/A

LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.12)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH OCTOBER 31, 2013

	Preferred Stock		Common Stock			Deficit Accumulated during the Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$ —	10,960,000	$ 1,096	$ —	$ —	$ 1,096
Net Loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party liability	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425
Sale of Units at $1.00 per Unit	—	—	260,000	26	227,619	—	227,645
Net loss	—	—	—	—	—	(1,156,485)	(1,156,485)
BALANCES, October 31, 2013	—	—	21,350,860	$ 2,135	$4,287,289	$ (4,751,839)	$ (462,415)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH OCTOBER 31, 2013

	2013		2012	Cumulative From Inception (August 7, 2007) Through October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,156,485)		$(2,073,490)	$(4,751,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—		726,550	726,550
Amortization of debt placement costs	—		—	121,517
Shares issued for License	—		440,430	440,430
Share-based payment expense	37,333		22,400	311,013
Depreciation expense	1,566		879	2,992
Increase in prepaids and deposit	(689)		(2,996)	(13,709)
Increase (decrease) in accrued liabilities	364,725		(250,604)	649,967
Net cash used in operating activities	(753,550)		(1,136,831)	(2,513,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Reverse Merger with SRKP 16, Inc.	—		389,688	389,688
Capital expenditures	—		(2,908)	(4,697)
Net cash provided by investing activities	—		386,780	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Promissory Notes	—		80,000	80,000
Repayments of Promissory Notes	—	—	(80,000)	(80,000)
Net proceeds from sales of Units	227,645		1,288,984	1,516,629
Net proceeds from sale of Convertible Notes	—		—	624,351
Proceeds from sale of Series A Preferred Stock	—		—	930
Advances from related parties	—		—	1,300
Repayment of related party advances	—		(1,300)	(1,300)
Net cash provided by financing activities	227,645		1,287,684	2,141,910

Net increase (decrease) in cash	(525,905)		537,633	13,822
Cash and cash equivalents at the beginning of year	539,727		2,094	—
Cash and cash equivalents at the end of year	$13,822		$539,727	$13,822

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012

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

(2)  GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred cash and operating losses, and as of October 31, 2013, had a deficit accumulated during the development stage of $4,751,839.   Further, as of October 31, 2013, our cash balance was $13,822 and we had a working capital deficit of $464,120. These conditions raise substantial doubt about our ability to continue as a going concern.

We have relied primarily upon proceeds from the sale of the Units and convertible notes (the “Convertible Notes”) to fund our operations.  Through October 31, 2013, the Company had sold 1,770,250 Units in the Private Placement receiving net proceeds of $1,516,629.  Management believes that existing cash on hand, combined with 45,000 Units sold subsequent to year end, will be sufficient to fund the Company’s planned activities through February 2014.  This assumes that we continue to defer payment of certain liabilities to our officers and CSMC.  We have not paid management for their services since August 2013 nor have we paid CSMC for services provided since February 2013.  Additionally, certain key professionals such as legal counsel have also had payments deferred as well.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.  The Company is currently attempting to raise additional capital, and to this end, on February 28, 2014, the Company authorized the issuance of up to $700,000 in unsecured convertible notes (the “Bridge Notes”).  The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes (“Qualified IPO”), or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price (“VWAP”) per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant.  Each warrant shall be exercisable into shares of common stock at a price equal to the conversion price of the Bridge Notes.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

On February 28, 2014, we sold $170,000 in Bridge Notes, receiving net proceeds of $147,765 after payment of offering costs.  Management believes that the funds received from the Bridge Notes will be sufficient to fund the Company’s planned activities through at least the end of June 2014 using the same cash conservation principles described above.   There is no assurance that the Company will be successful in selling additional Bridge Notes or raising additional capital of any kind on acceptable terms, or be successful in raising additional capital under any terms.

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

Property and Equipment

Property and equipment is recorded at historical cost, and is comprised of computer equipment and software. Depreciation and amortization of property and equipment is provided in amounts sufficient to relate the cost of the related assets to operations over their estimated service lives using the straight-line method.  The useful lives of the assets are three years.  Depreciation and amortization expense amounted to $1,566, $879, and $2,992 for the years ended October 31, 2013 and 2012 and for the period from August 7, 2007 (Inception) through October 31, 2013, respectively.

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

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings.  We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which we must record a liability.  Interest and penalties totaled $0 and $0 for the years ended October 31, 2013 and 2012, respectively, and $449 for the period from August 7, 2007 (date of inception) through October 31, 2013.  We file income tax returns in the U.S. federal jurisdiction and with the State of California.  We have not filed income tax returns for the year ended October 31, 2012, however, as no taxes are due, we do not believe these non filings will have a material impact on our financial statements.   We are still subject to income tax examinations by the State of California and the IRS for all tax years since the date of inception.  Since we have not recorded a liability at October 31, 2013, there is no impact to our effective tax rate.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

	Years ended October 31,
	2013	2012

Convertible Notes	66,667	66,667
Warrants	6,308,358	5,710,358

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

Fair Value of Financial Instruments

The fair value of cash, accounts payable and accrued liabilities, and notes payable approximate their carrying amounts due to the short-term maturities of these instruments.

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

We had no financial assets or liabilities subject to fair value measurement at October 31, 2013 or 2012.

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:	Years ended October 31,		Cumulative from Inception
	2013	2012	(August 7, 2007)
Interest	$839	$8,477	$ 9,560
Income taxes	—	—	—

Supplemental disclosures of noncash investing and financing activities:

	Years ended October 31,
	2013	2012

Convertible Notes converted into common stock	—	716,550

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment.  ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted.  We adopted ASU 2012-02 effective November 1, 2012.  The adoption of ASU 2012-02 is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

(4)

LICENSE AGREEMENT

On December 23, 2009, we entered into an agreement for the right to an exclusive license agreement with CSMC which provides us with the world-wide rights to U.S Patents No. 7,547,511 “Antisense Inhibition of Laminin-8 Expression to Inhibit Human Gliomas”, No. 7,935,677, “Polymalic Acid-Based Multifunctional Drug Delivery System”, No. 8,309,614 “Poly (Beta Malic Acid) with Pendant Leu-Leu-Leu Tripeptide for Effective Cytoplasmic Drug Delivery” , and  No. 8,562,964 along with various Japanese, EU and Asian related patents and applications, related technical information to develop, market and sell human therapeutic and diagnostic products, including new pharmaceutical products and/or non-prescriptive products using the patented technology (the “CSMC Agreement”).  The CSMC Agreement has been amended five times; December 8, 2010, June 30, 2011, August 31, 2011, October 28, 2011, and December 30, 2013. The CSMC Agreement also provides us with the rights to several other related, filed, but yet unissued patents.  The CSMC Agreement requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.  The CSMC Agreement expires on a country-by-country basis on the date that the last patent covered under the agreement expires (currently 2032).

In connection with effectuating the License, on November 2, 2011, we paid a non-refundable cash licensing fee of $40,000, as well as issued to CSMC 1,468,100 shares of common stock.  We valued the shares issued to CSMC at $.30 per share based on Convertible Notes most recently issued.  Accordingly, we recorded $440,430 as a licensing fee to reflect the issuance of these shares.

The CSMC Agreement, as amended, also requires us to achieve certain other milestones in order to maintain the agreement.  These include the following:

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

•

On or before December 31, 2014, the Company shall have commenced a clinical trial or trials in connection with at least one intended commercial use;

We believe that we have achieved the required milestones for the contractual periods ended December 31, 2013.  It is management’s belief that administrative expenses incurred in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology. We can, however, provide no assurance that CSMC will concur with our position and that we will be able to meet any or all of these milestones in the future.  In the event that we fail to meet one or more of the milestones required by the CSMC Agreement, there is no assurance that CSMC will agree to amend or waive the requirements and we could lose the License.  Additionally, as discussed further in Note 9, we have entered into a research and development agreement with CSMC that satisfies the milestone requirement described above regarding funded research at CSMC.  However, in order to extend the Company’s cash on hand, we have been deferring payment to CSMC of certain payments due under the agreement.   As of October 31, 2013, we had an outstanding liability to CSMC of $229,003 which represents amounts owed for services provided by CSMC from February 2013 through October 2013.

Further, in the event the Company issues or sells shares of common stock in addition to those sold in the Private Placement previously discussed, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(5)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. However, in October 2011, a majority of the note holders agreed to extend the maturity date of the notes to December 15, 2011.  The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the nine months ended July 31, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of October 31, 2013 and 2012.  On an as converted basis, as of October 31, 2013, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40 during the year ended October 31, 2012, which was included in interest expense on the accompanying consolidated statements of operations.

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

In September 2013, the Board designated 3,000,000 shares as “Series A Preferred Stock” with a stated value of $.0001.  As of October 31, 2013, there were no shares of Series A Preferred Stock outstanding.

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

On August 29, 2013, we entered into an agreement with a third party for investor relation services (the “IR Agreement”).  The IR Agreement has a term of one year but can be terminated by either party after 90 days upon 30 days written notice.  The IR Agreement requires the Company to issue 400,000 shares of common stock as compensation for the services provided, 100,000 shares issuable after each 90 days of service provided.  We valued the shares at $0.56 per share based upon the value ascribed to the common stock of our Unit sales using the Black-Scholes option pricing model.  For the year ended October 31, 2013, we recorded $37,333 of stock compensation expense under the IR Agreement which is included in general and administrative expense on the accompanying consolidated statements of operations.  At October 31, 2013, $37,333 is included in other accrued liabilities on the accompanying consolidated balance sheet representing the value of the common shares issuable under the IR Agreement.

Units

During the years ended October 31, 2013 and 2012, we sold 260,000 Units and 1,510,250, respectively, for $1.00 per Unit, receiving net proceeds of $227,645 and $1,288,984, respectively.  Each Unit consists of (i) one share of common stock, and (ii) two Unit Warrants.  Subsequent to yearend, we sold an additional 45,000 Units receiving net proceeds of $44,955.

Warrants

In connection with the sale of the Units, during the year ended October 31, 2013 the placement agents earned warrants to acquire 78,000 shares of common stock consisting of 26,000 warrants exercisable at $1.00 per share, 26,000 warrants exercisable at $1.50 per share and 26,000 warrants exercisable at $2.00 per share.  During the year ended October 31, 2012, the placement agents earned warrants to acquire 603,675 shares of common stock consisting of 201,225 warrants exercisable at $1.00 per share, 201,225 warrants exercisable at $1.50 per share and 201,225 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   During the years ended October 31, 2013 and 2012, we

valued these warrants at $17,160 and $99,677, respectively, using the Black Scholes option-pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.   As of October 31, 2013, we are obligated to issue 681,675 warrants to the placement agents for sales of the Units with a weighted average exercise price of $1.50 per share.

At October 31, 2013, we had 6,308,358 warrants issuable or outstanding with a weighted average exercise price of $1.43 per share.

(7)

INCOME TAXES

The Company did not incur any income tax expense or benefit during the years ended October 31, 2013 and 2012.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows for the years ended October 31, 2013 and 2012:

	2013	2012
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	5.80%	5.80%
Nondeductible expenses and other	(00.1)%	(11.50)%
Valuation allowance	(39.79)%	(28.30)%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. At October 31, 2013 and 2012, the significant components of deferred income taxes relates to net operating loss carryforwards, offset by a 100% valuation allowance.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss (“NOL”) and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  We have not prepared an analysis to determine if a change of ownership has occurred.  Such a change of ownership may significantly limit the utilization of our net operating losses.

Total deferred tax assets and the valuation allowance increased by $500,000 during 2013.  As of October 31, 2013, we had an estimated NOL carryforward of approximately $3.4 million for federal income tax purposes, which is available to offset future taxable income, if any, through 2033.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  All tax years since inception (August 7, 2007) are still subject to examination by the State of California and the IRS.

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

The Promissory Notes were repaid in full in January 2012.  Included in interest expense for the year ended October 31 2012 is $8,000 representing the origination fees.  Also included in interest expense for the year ended October 31, 2012 is $22,400 representing the value of the 40,000 shares of common stock issuable to the makers of the Promissory Notes.  As of October 31, 2013, these shares had not been issued, and accordingly, the associated liability is included in other payables and accrued expenses on the accompanying consolidated balance sheet.

(9)

COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Consulting Agreements

We have an agreement with an entity controlled by our chief executive officer for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement.  Under the Synthetica Agreement, there is no monthly retainer or minimum billing amount but the maximum that can be charged to us in any given month cannot exceed $15,000.  During the years ended October 31, 2013, and 2012 we were billed $162,600 and $180,000, respectively, under the Synthetica Agreement which is included in general and administrative expenses on the accompanying consolidated financial statements of operations.  At October 31 2013 and 2012, $47,600 and $15,000, respectively, is included in accrued compensation on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the company to optimize its cash flow.  Additionally as of January 1, 2014 in an effort to further optimize the company’s cash flow, Synthetica has agreed to further amend the Synthetica Agreement to provide Mr. Vecchione’s services going forward for $1 per year in compensation.  However, our chief executive may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman for operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the years ended October 31, 2013 and 2012, we were charged $104,000 and $120,000, respectively, under this agreement, which is included in general and administrative expense on the accompanying consolidated statements of operations. At October 31, 2013 and 2012, $39,000 and $10,000, respectively, is included in related party payables on the accompanying consolidated balance sheets.

CSMC

Certain founders and directors of the Company are employees of CSMC.  These individuals are also the inventors of the Polycefin technology and are primarily responsible for its development.  As described further in Note 4 above, we have an exclusive license agreement with CSMC for this technology.

The License requires royalty payments equal to 3.5% of the gross sales price and other forms of consideration (such as milestone and sublicense payments), as defined in the agreement, on all products using the licensed technology.   The License also requires us to achieve certain milestones as described in Note 4.

In December 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds. Funding under this agreement is not used to support the activities of our founders and directors who are employed by CSMC.  For the year ended October 31, 2013, we were charged $281,495 by CSMC under this agreement which is included in research and development costs on the accompanying consolidated statements of operations.  As of October 31, 2013, $229,003 is reflected as payable on the accompanying consolidated balance sheets.  As discussed in Note 4, we have been deferring payments under this agreement in order to extend our cash balance.

Sublease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed and certain services such as internet, telephone and receptionist services.  Our chief executive officer also served as the chief executive officer of Compumed during this time period.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis. For the year ended October 31, 2012, we recorded $40,000 of rent expense under the Sublease which is included in general and administrative expense on the accompanying consolidated statements of operations.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

We have a lease agreement for office space with a third party (the “Office Lease”) that expires on February 28, 2014.  Rent expense under the Office Lease for the years ended October 31, 2013 and 2012, was $37,692 and $17,808, respectively, and is included in general and administrative expense on the accompanying consolidated statements of operations.   Subsequent to yearend, the Office Lease was renewed through February 28, 2015 on substantially similar terms.

Commitments under non-cancelable operating leases are as follows as of October 31, 2013:

Year Ended October 31,
2014	$ 45,160
2015	15,296
$ 60,456

(10)

SUBSEQUENT EVENTS

On February 28, 2014, we sold $170,000 in Bridge Notes, receiving net proceeds of $147,765 after payment of offering costs.  The Bridge Notes are due and payable one year after the close of the offering, bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes, or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant.  Each warrant shall be exercisable into shares of common stock at a price equal to the conversion price of the Bridge Notes.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may have deteriorated.  We assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of October 31, 2013, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified major deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be a material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  These material weaknesses identified include the following:

•

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•

We have not achieved the optimal level of segregation of duties relative to key financial reporting functions. The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company.  We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this lack of segregation of duties.

•

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

Upon closing of the Reverse Merger, the following individuals were named to the board of directors and executive management of the Company:

Name Robert Stuckelman	Age 81	Position Chairman
Maurizio Vecchione	52	Chief Executive Officer and Director
Julia Ljubimova	53	President and Chief Scientific Officer and Director
Jeffrey Sperber Alex Ljubimov Eggehard Holler	49 60 72	Chief Financial Officer Senior Vice-President, Research of Arrogene Senior Vice-President, Product Development of Arrogene

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

Maurizio Vecchione.  Mr. Vecchione’s career spans 28 years as both a scientist and a high technology entrepreneur. He is Sr. Vice President of Global Good and Research at Intellectual Ventures.  Global Good is a collaborative effort between Intellectual Ventures and Bill Gates to tackle humanity's problems through new inventions and technologies, with a focus on the developing world. He also serves as Chairman of a high technology incubator and strategic consultant Synthetica. He currently serves on telemedicine pioneer and clinical research company CompuMed’s Board of Directors.  He is Chairman of the IDEAS Studio, an educational software and media company he co-founded. Previously  he co-founded computer graphics and imaging company Modacad, which later became Styleclick and completed an initial public offering in 1996. He led Styleclick until it was sold to InterActive Corp (then USA Networks).  Subsequently, he was CEO of Microwave Photonics, a unit of British Telecom Plc (BT), which he spun out of BT and was eventually sold to LGC Wireless.  He was then CEO of cancer imaging biomarker pioneer company Trestle, a position he held until the sale of that company to Clarient Inc. (then a unit of Safeguard Scientific).  He then was CEO of CompuMed Inc., a telemedicine and clinical research company in cardiology. He is a founding member of nonprofit organization 700 For Science. He was twice a finalist for Ernst & Young’s Entrepreneur of the Year award and received the prestigious DEMO award in 2003.  He is a member of the Institute of Electrical and Electronic Engineers (“IEEE”), a member of the IEEE Nanotechnology Council and the IEEE Engineering in Medicine and Biology Society, and the Association for Computing Machinery’s Special Interest Group on Computer Graphics and Interactive Technique.

Julia Ljubimova, MD, PhD.  Dr. Ljubimova is serving as Arrogene’s President and Chief Scientific Officer. She is the Director Nanomedicine Center and Professor of Neurosurgery at Cedars-Sinai Medical Center. Her primary research interests involve methods to block human glioma growth, brain and breast tumor prevention treatments and the effects of air pollution on the brain.  Dr. Ljubimova has been working at Cedars-Sinai Medical Center since 1993. Dr. Ljubimova's studies have been published in numerous peer-reviewed publications, including Cancer Research, Cancer, American Journal of Pathology, and International Journal of Oncology.  She is serving on the National Institute of Health Study Section “Nanoscience for Biology and Medicine”.   Dr. Ljubimova’s research is funded by the grants from the National Institutes of Health and other government organizations.

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

Eggehard Holler, PhD.   Dr. Holler is serving as Arrogene’s SVP for Chemistry and Synthesis. He is Professor of Biochemistry at the University of Regensburg, Regensburg, Germany, where he has been employed since 1972. He has authored more than 150 peer reviewed scientific papers. He has worked extensively on the synthesis and purification of polymalic acid (PLMA) as a carrier for drug delivery. Dr. Holler received his Ph.D. from the University of Frankfurt on Main, Germany, and did his postdoctoral training at Cornell University and University of California, Berkeley. Dr. Holler has been awarded the Hoerlein-Preis (German Biological Society) for outstanding work on Drosophila. He served as a consultant in the patent dispute between Roche against Promega, and has consulted at Cedars Medical Center from 2008 to the present. His scientific work was supported during more than 30 years by the Deutsche Forschungsgemeinschaft, by the Deutsche Krebshilfe, by the German Ministry of Agriculture-German Industry (Bayer, ASTA Medica), and other funding agencies. Dr. Holler is on the board of examiners for Diploma in Biochemistry, and the Ph.D. program in Biology at the University of Regensburg. He has been a member of the board of Staatsexamen Biology in Bavaria, and is a member of India Academic Affairs on Ph.D. adjudication. He has been interim chair holder of Biochemistry at Regensburg. His scientific career involves enzymology of amino acyl-tRNAsynthetases, enzymatic synthesis and function of nucleoside-oligophosphate-nucleosides, estrogen receptor mechanisms, chemistry and biological mechanisms of platinum drugs, DNA-polymerases and associated proteins, protein affinity labeling. Dr. Holler pioneered the study and characterization of poly(malic acid). He investigated synthesis, structure, function, metabolism, and established semi-industrial production of highly purified poly(malic acid). He contributed largely to the concept and design of chemical syntheses of the Polycefin drug family.

Alexander Ljubimov, PhD, DSc.   Dr. Ljubimov is serving and Arrogene’s SVP or R&D. He is Director of the Ophthalmology Research Laboratories and Professor of Surgery and Biomedical Sciences at Cedars-Sinai Medical Center, where he has been employed since 1993. Dr. Ljubimov has a 20-year expertise in cancer research and production of antibodies to cancer markers that are being currently manufactured by more than 15 companies around the world. He has more than 100 publications in both ophthalmology and cancer research and has presented his results at numerous national and international conferences. Dr. Ljubimov joined Cedars-Sinai Medical Center in 1993 to direct the new program in diabetic retinopathy. Since 1998, his research in ocular diabetes is funded by the National Institutes of Health. Dr. Ljubimov currently serves on the editorial boards of Diabetes, Experimental Eye Research, Brain Research Bulletin, The Open Ophthalmology Journal, Journal of Angiogenesis, Experimental Biology and Medicine, and Frontiers in Bioscience. He has served on several National Institutes of Health Study Sections and completed a 3-year term as member of the American Diabetes Association Grant Review Panel. He is member of four professional societies and ARVO Fellow. Dr. Ljubimov is also Professor of Medicine at the David Geffen School of Medicine, University of California Los Angeles.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Maurizio Vecchione, CEO(1)	2013 2012	$162,600 $180,000							$162,600 $180,000
Jeffrey Sperber, CFO	2013 2012	$ 36,810 $ 46,909							$ 36,810 $ 46,909

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

Compensation Committee Interlocks and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions.  We anticipate that our board of directors will establish a compensation committee in the future that will be comprised of non-

employee members of our board of directors.  Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives.  Those companies may or may not be public companies or companies located in California or even, in all cases, companies in a similar business.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)

The following tables set forth certain information as of January 31, 2014, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is 2500 Broadway, Building F, Suite F-125, Santa Monica, CA  90404.

Name and Address of Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares (1)	Percent
Julia Ljubimova (2)	3,869,259	18.1%
Keith Black	2,560,900	12.0%
Alex Ljubimov (2)	745,347	3.5%
Robert Stuckelman	899,444	4.2%
Eggehard Holler	832,777	3.9%
Maurizio Vecchione (3)	1,415,832	6.6%
Jeffrey Sperber	20,000	0.1%
Richard Rappaport (4)	1,274,389	6.0%
Cedars-Sinai Medical Center (5)	1,500,000	7.0%
Executive Officers and Directors as a Group (6 persons)	7,782,658	36.4%

(1)

There were 21,395,860 shares of Common Stock issued and outstanding as of February 28, 2014. That number does not give effect to (a) $10,000 in Convertible Notes that are convertible into an aggregate of 66,667 shares (b) the exercise of 6,411,858 of outstanding warrants, (c) 1,500,000 shares reserved for issuance under an employee incentive plan., (d) the conversion of $170,000 of Bridge Notes sold subsequent to year end.

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

Consulting Agreements

In December 2008, we entered into an agreement with an entity controlled by our chief executive officer for his services (the “Synthetica Agreement”).  The Synthetica Agreement was replaced by a second agreement for the personal services of our chief executive officer in July 2011.   Under the Synthetica Agreement, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month could not exceed $15,000. During the years ended October 31, 2013 and 2012, we were billed $162,600 and $180,000, respectively, under these agreements. In October 2011, we issued 100,000 shares of common stock to Synthetica, Ltd (“Synthetica”) in satisfaction of $100,000 in accrued compensation that had been earned under the agreement.  At October 31, 2013 and 2012, $47,600 and $15,000, respectively, is included in accrued compensation for amounts owed to Synthetica on the accompanying consolidated balance sheets.   Effective January 1, 2014, in an effort to further optimize the company’s cash flow, Synthetica has agreed to further amend the Synthetica Agreement to provide Mr. Vecchione’s services going forward for  $1 per year in compensation.   However, Mr. Vecchione may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis.  There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the years ended October 31, 2013 and 2012, we were charged $104,000 and $120,000, respectively, under this agreement which is included in general and administrative expense on the accompanying consolidated statements of operations. At October 31, 2013 and October 31, 2012, $39,000 and $10,000, respectively, is included in related party payables on the accompanying consolidated balance sheets.

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

Sublease Agreement

For the period commencing November 2010 through March 2012, we had an agreement (the “Sublease”) with Compumed, Inc. (“Compumed”) for office space whereby we subleased space from Compumed.  Our chief executive officer also served as the chief executive officer of Compumed during this time period.  The Sublease required monthly payments of $8,000 and was on a month-to-month basis.  The Sublease was approved by our Board.   For the year ended October 31, 2012 we recorded $40,000 of rent expense which is included in general and administrative expense on the accompanying consolidated statements of operations...

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

Audit Fees

The aggregate fees billed by RSJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $31,500 for the fiscal year ended October 31, 2013 and $41,850 for the fiscal year ended October 31, 2012.

Audit-Related Fees

There were no fees billed by RSJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2013 and 2012.

Tax Fees

There were no fees billed by RSJ for taxes and related services for the fiscal years ended October 31, 2013 and 2012.

All Other Fees

There were no fees billed by RSJ for other products and services for the fiscal years ended October 31, 2013 and 2012.

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

Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ARROGENE, INC.

Dated: March 25, 2014

      By: /s/  Maurizio Vecchione

Maurizio Vecchione

Chief Executive Officer

Principal Executive Officer

Dated: March 25 , 2014

      By: /s/  Jeffrey Sperber

Jeffrey Sperber

Chief Financial Officer

Principal Financial Officer

Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Title

Date

By: /s/  Maurizio Vecchione

Chief Executive Officer and Director

March 25, 2014

      Maurizio Vecchione

By: /s/ Robert Stuckelman

Chairman of the Board

March 25,  2014

      Robert Stuckelman

By: /s/Julia Ljubimova

President, Chief Scientific Officer

March 25, 2014

      Julia Ljubimova

and Director