Form 10-Q
period 2014-01-31
ARROGENE, INC
filed 2014-04-29
CIK 1403792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

As of April 17, 2014 the registrant had 21,395,860 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of January 31, 2014 (unaudited) and October 31, 2013	3

	Condensed Consolidated Statements of Operations for the three months ended January 31, 2014 and January 31, 2013 and for the period from inception (August 7, 2007) through January 31, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2014 and January 31, 2013 and for the period from inception (August 7, 2007) through January 31, 2014 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception (August 7, 2007) through January 31, 2014 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Overview	17

	Results of Operations	21

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	23

	PART II — OTHER INFORMATION	24

Item 1. Item 1A.	Legal Proceedings Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2014 (UNAUDITED) AND OCTOBER 31, 2013

	January 31, 2014	October 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,947	$13,822
Prepaid services and deposit	6,988	13,709
Total current assets	24,935	27,531

Property and equipment, net	1,413	1,705
Total assets	$26,348	$29,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$148,800	$85,280
Accrued payable to CSMC	304,003	229,003
Accounts payable and other accrued expenses	240,170	128,368
Related party payables	49,000	39,000
Convertible notes	10,000	10,000
Total current liabilities	751,973	491,651

Total liabilities	751,973	491,651

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,395,860 and 21,350,860 shares, respectively, issued and outstanding	2,140	2,135
Additional paid-in capital	4,334,673	4,287,289
Deficit accumulated during the development stage	(5,062,438)	(4,751,839)
Total stockholders’ equity (deficit)	(725,625)	(462,415)
Total liabilities and stockholders’ equity (deficit)	$26,348	$29,236

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

 (a development stage enterprise)

  STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2014

(unaudited)

	2014	2013	Cumulative From Inception (August 7, 2007) Through January 31, 2014

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
General and administrative	197,469	180,364	3,037,917
Licensing fees	—	—	480,430
Research and development	112,850	86,349	663,783
	310,319	266,713	4,182,130

Loss from operations	(310,319)	(266,713)	(4,182,130)

OTHER INCOME (EXPENSE):
Interest	(280)	(173)	(880,308)
	(280)	(173)	(880,307)

NET LOSS	$ (310,599)	$ (266,886)	$ (5,062,438)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,367,001	21,179,882	N/A

LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)	N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2014

(Unaudited)

	2014	2013	Cumulative From Inception (August 7, 2007) Through January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,599)	$(266,886)	$(5,062,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—	—	726,550
Amortization of debt placement costs	—	—	121,517
Shares issued for License	—	—	440,430
Share-based payment expense	58,433	—	369,446
Depreciation expense	292	391	3,284
(Increase) decrease in prepaid services and deposit	6,721	7,456	(6,988)
Increase in payables and accrued expenses	204,322	56,102	854,289
Net cash used in operating activities	(40,831)	(202,937)	(2,553,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	—	389,688
Capital expenditures	—	—	(4,697)
Net cash provided by investing activities	—	—	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units	44,956	116,874	1,561,585
Proceeds received from Promissory Notes	—	—	80,000
Repayments of Promissory Notes	—	—	(80,000)
Net proceeds from sale of Convertible Notes	—	—	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	—	—	(1,300)
Net cash provided by financing activities	44,956	116,874	2,186,866

Net increase (decrease) in cash	4,125	(86,063)	17,947
Cash and cash equivalents at the beginning of period	13,822	539,727	—
Cash and cash equivalents at the end of period	$17,947	$453,664	$17,947

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2014

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$—	10,960,000	$1,096	$—	$—	$1,096
Net loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party payable	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425)
Sale of Units at $1.00 per Unit.	—	—	260,000	26	227,619	—	227,645
Net loss	—	—	—	—	—	(1,156,485)	(1,156,485))
BALANCES, October 31, 2013	—	—	21,350,860	2,135	4,287,289	(4,751,839)	(462,415)
Sale of Units at $1.00 per Unit	—	—	45,000	5	44,951	—	44,956
Stock option compensation expense	—	—	—	—	2,433	—	2,433
Net loss	—	—	—	—	—	(310,599)	(310,599)
BALANCES, January 31, 2014	—	$—	21,395,860	$2,140	$4,334,673	$(5,062,438)	$(725,625)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2014

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

As a result of the Reverse Merger, the officers of ANI became the officers of the Company and the Company’s Board of Directors was changed to consist solely of former ANI officers and directors. For accounting purposes, the Reverse Merger has been treated as an acquisition of the Company by ANI (the accounting acquirer) and a recapitalization of ANI.  As a result, the financial statements for all periods presented prior to the Reverse Merger and discussed herein are those of ANI.

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

The majority, of our planned products will require approval or marketing clearance from the United States Food and Drug Administration (the “FDA”).  To date we have not filed any applications with the FDA, but we have begun the process of validating our Laboratory Development Test (“LDT”) with applicable regulators.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred operating losses, and as of January 31, 2014, had a deficit accumulated during the development stage of $5,062,438.   Further, as of January 31, 2014, our cash balance was $17,947 and we had a working capital deficit of $727,038. These conditions raise substantial doubt about our ability to continue as a going concern.

As described further in Note 9, subsequent to January 31, 2014 we sold $500,000 in Bridge Notes receiving net proceeds of $434,758.   Our Board of Directors has authorized the sale of up to an additional $200,000 in Bridge Notes although no assurance can be provided that such sales will be made.  Management believes that existing cash on hand, combined with Bridge Note proceeds received subsequent to quarter end, will be sufficient to fund the Company’s planned activities through at least July 2014.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for accrued research and development expenses.  We have not paid management for their services since August 2013 nor have we paid CSMC for services provided since February 2013.  Additionally, certain key professionals such as legal counsel have also had payments deferred as well and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.

To raise sufficient capital to fund the Company’s business plan, we plan on filing a registration statement with the Securities and Exchange Commission (the “SEC”) for an initial public offering of the Company’s common stock shortly after the filing of the Quarterly Report.  No assurance can be given that this effort will be successful or adequately capitalize the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at January 31, 2014 and the results of operations and cash flows of the Company for the three months ended January 31, 2014 and 2013.  Operating results for the three months ended January 31, 2014, are not necessarily indicative of the results that may be expected for the year ended October 31, 2014.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended October 31, 2013 filed on April 2, 2014.

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

We believe that we have achieved the required milestones for the contractual periods ended December 31, 2013.  It is management’s belief that administrative expenses incurred in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology. We can, however, provide no assurance that CSMC has concurred with our position and that we will be able to meet any or all of these milestones in the future.  In the event that we fail to meet one or more of the milestones required by the CSMC Agreement, there is no assurance that CSMC will agree to amend or waive the requirements and we could lose the License.  Additionally, as discussed further in Note 8, we have entered into a research and development agreement with CSMC that satisfies the milestone requirement described above regarding funded research at CSMC.  However, in order to extend the Company’s cash on hand, we have been deferring payment to CSMC of certain payments due under the agreement.   As of January 31, 2014, we had an outstanding liability to CSMC of $304,003 which represents amounts owed for services provided by CSMC from March 2013 through January 2014.

Further, in the event the Company issues or sells shares of common stock, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(4)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. However, in October 2011, a majority of the note holders agreed to extend the maturity date of the notes to December 15, 2011.  The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the three months ended April 30, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of January 31, 2014.  On an as converted basis, as of January 31, 2014, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40 during the three months ended April 30, 2012, which was included in interest expense on the accompanying condensed consolidated statements of operations.

We evaluated the conversion feature of the Convertible Notes within the context of ASC 815 and concluded that it did not meet the definition of an embedded derivative due to the Company having no active market for its common stock.

(5)

STOCKHOLDERS’ EQUITY

Common Stock

On August 29, 2013, we entered into an agreement for investor relation services that requires us to issue up to 400,000 shares of common stock as a component of the consideration for the services.  The shares are issuable in 100,000 increments for each quarter of service rendered.  We valued these shares at $224,000 using the Black-Scholes option-pricing model and are recognizing expense over the 12 months the services are being rendered.  For the three months ended January 31, 2014, we recorded $56,000 of stock compensation expense which is included in general and administrative expense in the accompanying condensed consolidated statements of operations with a corresponding increase in accounts payable and other accrued expenses on the accompanying condensed consolidated balance sheet.

Units

During the three months ended January 31, 2014 and 2013, we sold 45,000 and 130,000 units (the “Units”), respectively for $1.00 per unit, receiving net proceeds of $44, 956 and $116,874, respectively. Each Unit consists of  (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.

Warrants

In connection with the sale of the Units during the three months ended January 31, 2013, the placement agents earned warrants to acquire 39,000 shares of common stock consisting of 13,000 warrants exercisable at $1.00 per share, 13,000 warrants exercisable at $1.50 per share and 13,000 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   We valued these warrants at $8,580 using the Black Scholes option pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.   The placement agents voluntarily agreed to forgo the earning of warrants in connection with the Unit sale that took place during the three months ended January 31, 2014.

Stock Options

On November 1, 2013, we issued a non-statutory stock option to acquire up to 200,000 shares of common stock with an exercise price of $1.00 per share to a consultant for providing certain services as defined in the consulting agreement.  The options vest as follows: (i) as to 100,000 options, vesting shall occur 1/3 on each one year anniversary date of the consulting agreement  (“Vesting 1”) and (ii) as to 100,000 options, vesting shall occur upon the closing of certain transactions as defined in the agreement at a rate of 2 stock options for each $100 received by the Company in a deal or transaction resulting from the efforts of the consultant (“Vesting 2”).  We valued this option at $58,400 using the Black Scholes option-pricing model using the following assumptions: option life 5 years, risk free interest rate 1.37%, and annualized volatility of 78.9% based on a peer group of publicly traded common stocks.  We are recognizing expense for this option as the underlying services are provided, ratably over 36 months for Vesting 1, and upon the occurrence of a vesting event for Vesting 2.  For the three months ended January 31, 2014, we recognized $2,433 of expense for this option which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

 (6)

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

Warrants, stock options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended January 31,
	2014	2013

Warrants	6,398,358	6,009,358
Convertible debt	66,667	66,667
Stock options	200,000	—

(7)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Period ended January 31,		Cumulative from Inception
	2014	2013	(August 7, 2007)
Interest	$280	$173	$ 9,839
Income taxes	—	—	—

 (8)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

We have an agreement with an entity controlled by our chief executive officer for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement.  In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of our CEO is capped at $1 per annum effective January 1, 2014.  However, our chief executive may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice.  Under the original terms, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month was $15,000. During the three months ended January 31, 2014 and 2013, we were billed $20,000 and $45,000, respectively, under the Synthetica Agreement which is included in general and administrative expenses on the accompanying condensed consolidated financial statements of operations.  At January 31, 2014 and October 31 2013, $67,600 and $47,600, respectively, is included in accrued compensation on the accompanying condensed consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the Company to optimize its cash flow.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman for operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  During the three months ended January 31, 2014 and 2013, we were charged $10,000 and $30,000, respectively, under this agreement, which is included in general and administrative expense on the accompanying condensed consolidated statements of operations. At January 31, 2014 and October 31, 2013, $49,000 and $39,000, respectively, is included in related party payables on the accompanying condensed consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by our Board chairman, to allow the Company to optimize its cash flow.

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

In December 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds. Funding under this agreement is not used to support the activities of our founders and directors who are employed by CSMC.  For the three months ended January 31, 2014 and 2013, we have recorded $75,000 and $43,649, respectively, for charges by CSMC under this agreement which is included in research and development costs on the accompanying condensed consolidated statements of operations.  As of January 31, 2014 and October 31, 2013, $304,003 and $229,003, respectively, is reflected as payable to CSMC on the accompanying condensed consolidated balance sheets.  As discussed in Note 3, we have been deferring payments under this agreement in order to extend our cash balance.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

We have a lease agreement for office space with a third party (the “Office Lease”) that expires on February 28, 2015.  Rent expense under the Office Lease for the three months ended January 31, 2014 and 2013, was $10,950 and $9,932, respectively, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

Commitments under non-cancelable operating leases are as follows as of January 31, 2014:

Year Ended October 31,
2014	$ 34,234
2015	15,296
$ 49,530

(9)

SUBSEQUENT EVENTS

On February 28, 2014 and March 28, 2014, we sold an aggregate of $500,000 in bridge notes (the “Bridge Notes”), receiving net proceeds of $434,758 after payment of offering costs.  The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes, or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant.  Each warrant shall be exercisable to purchase shares of common stock at a price equal to the conversion price of the Bridge Notes.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OFOPERATION

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations.  Forward-looking statements in this Form 10-Q will be affected by several factors, including the following: the ability of the Company to raise sufficient capital to finance its planned activities including completing development of its Polycefin technology; the ability of the Company to meet its obligations under the License including meeting the required milestones and making required payments; receiving the necessary marketing clearance approvals from the United States Food and Drug Administration; successful clinical trials of the Company’s planned products including the ability to enroll the studies in a timely manner, patient compliance with the study protocol, and a sufficient number of patients completing the studies; the ability of the Company to commercialize its planned products; the ability of the Company to successfully manufacture its products in commercial quantities (through contract manufacturers); market acceptance of the Company’s planned products, the Company’s ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, the Company’s limited operating history; the Company’s lack of profitability; and the Company’s ability to hire, manage and retain qualified personnel.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q.  In particular, this Form 10-Q sets forth important factors that could cause actual results to differ materially from our forward-looking statements.  These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Form 10-Q may affect us to a greater extent than indicated.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed in 2014.  Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Using clinical material from 65 patients with brain gliomas, we found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004).   In 2007, our founders, in their capacity as researchers at CSMC, started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and Laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. Currently, this trial is nearing completion, with more than 300 cases of human tumors analyzed. The data show that this protein is overproduced in more than (85%) of grade IV gliomas. Its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, Laminin-421. This data is currently being prepared for publication.  As a result, we are in the process of commercializing this new test as a Laboratory Developed Test and we are currently nearing the end of a negotiation with a partner for delivery of this test into clinical practice. With this potential partner, we have conducted protocol development and have furthered our clinical trial to measure the range of application for Laminin 411. Conclusions of that clinical trial indicate that Laminin 411 is over-expressed in many tumors beyond the initial indications and we are working on incorporating those findings in both published results and the market strategy for the LDT.

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

In vivo studies show evidence that when attached to the platform, drugs for cancer therapy could have increased treatment efficacy and reduced side effects.  In vivo and in vitro studies, many of which have been published, have shown that tumor size was reduced and animal survival increased using the targeting platform in conjunction with therapeutics as compared to using those same therapeutics in conventional therapies. 1 2

We believe that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.3 Additionally, in vivo treatment has shown effectiveness against more than one, widely different, type of cancers: HER2/neu positive breast cancer, EGFR positive Triple Negative Breast Cancer (TNBC) and Glioblastoma, suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics (Inoue et al, Cancer Research 2011, Inoue et al, PlosOne 2012, Ding et al, J Control Release 2013).

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

kidney, cardio- or neurotoxicity. The significant side effects, in particular thrombocytopenia and leukopenia, induction of thrombosis and suppression of immune system (immunotoxicity) are the major indications for treatment interruption. This situation with prolonged treatment was tested by conducting 12 consecutive nanodrug systemic administrations against growing TNBC over the period of 8 weeks. As a result, the tumor growth was significantly inhibited, and the treatment was well tolerated without noticeable abnormalities in blood cell counts, multiple biochemistry parameters, and with no immunostimulatory or immunosuppressive response.  Thus, PMLA-based nanodrugs of the PolycefinTM family passed multiple toxicity and efficacy tests in vitro and in vivo on preclinical level and may prove to be efficacious for the treatment of cancer patients in the future (Ljubimova JY, et, al (2013). J Drug Target, 21:956-967).

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

Our first therapeutic drug candidate is AG 101 which will target certain brain cancer.  We need to commission final Phase 0 toxicology studies at an external laboratory for AG101 drug candidate preparation of an IND for submission to the FDA to receive clearance to begin human clinical trial work. We then plan to commence a Phase I clinical trial.  We have estimated the cost related to an IND submission and a Phase 1 clinical trial to be $4,000,000 - $5,000,000 which will require additional funding.

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

Liquidity and Capital Resources

As of January 31, 2014, the Company’s cash balance was  $17,947 compared to $13,822 at October 31, 2013.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended January 31, 2014 and January 31, 2013 and for the cumulative period from August 7, 2007 (Inception) to January 31, 2014.

	Three Mos. Ended January 31, 2014	Three Mos. Ended January 31, 2013	For the Cumulative Period from August 7, 2007 (Inception) to January 31, 2014
Net Cash Used in Operating Activities	$ (40,831)	$ (202,937)	$ (2,553,910)
Net Cash Provided by Investing Activities	—	—	384,991
Net Cash Provided by Financing Activities	44,956	116,874	2,186,866
Net Increase (Decrease) in Cash and Cash Equivalents	4,125	(86,063)	17,947

Operating Activities

During the three months ended January 31, 2014, $40,831 of cash was used in operating activities which primarily consists of payments for rent, insurance and payroll expense for our one full time employee.

Investing Activities

During the three month ended January 31, 2014, no cash was provided by or used in investing activities.  As of January 31, 2014, we had no material commitments for capital expenditures.

Financing Activities

During the three months ended January 31, 2014, we received $44,956 in net proceeds from the sale of 45,000 Units.

Sources of Capital

As of October 31, 2013, we had $17,947 of cash on hand. On February 28, 2014 and March 28, 2014, we sold an aggregate of $500,000 in bridge notes (the “Bridge Notes”), receiving net proceeds of $434,758 after payment of offering costs.  The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes, or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant.  Each warrant shall be exercisable to purchase shares of common stock at a price equal to the conversion price of the Bridge Notes.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

Requirements of Capital

In addition to the costs associated with operating our business in accordance with our plan, and complying with public company reporting requirements, the License requires that we expend $1,000,000 during the calendar year ending December 31, 2014, towards the development of one or more products using the licensed technology.

Management’s Outlook

As described above, subsequent to January 31, 2014 we sold $500,000 in Bridge Notes receiving net proceeds of $434,758.   Our Board of Directors has authorized the sale of up to an additional $200,000 in Bridge Notes although no assurance can be provided that such sales will be made.  Management believes that existing cash on hand, combined with Bridge Note proceeds received subsequent to quarter end, will be sufficient to fund the Company’s planned activities through at least July 2014.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for accrued research and development expenses.  We have not paid management for their services since August 2013 nor have we paid CSMC for services provided since February 2013.  Additionally, certain key professionals such as legal counsel have also had payments deferred as well and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.

To raise sufficient capital to fund the Company’s business plan, we plan on filing a registration statement with the Securities and Exchange Commission (the “SEC”) for an initial public offering of the Company’s common stock shortly after the filing of the Quarterly Report.  No assurance can be given that this effort will be successful or adequately capitalize the Company.

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

RESULTS OF OPERATIONS

General and Administrative

General and administrative expenses increased by $17,105, or approximately 9%, for the three months ended January 31, 2014 compared to the prior year period.  The increase is primarily the net result of an increase in stock compensation expenses partially offset by a reduction in consulting and cash compensation expenses.

Research and Development

Research and development expenses increased by $26,501, or approximately 31%, for the three months ended January 31, 2014 compared to the prior year period.  The increase is primarily the result of three months of activity under the CSMC research agreement in 2014 compared to two months of activity in 2013.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended January 31, 2014, increased by $43,606 compared to the prior year period.

Other Expense

Other expense was not material to either the 2014 or 2013 three month periods.

Net Loss

As a result of the factors described above, we recorded $310,599 of net loss for the three months ended January 31, 2014 compared to a net loss of $266,886 for the prior year period.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended October 31, 2013 for accounting policies that management believes are critical to understanding the Company’s financial statements.

Recently Issued Accounting Pronouncements

Please refer to our Annual Report on Form 10-K for the year ended October 31, 2013 for management’s view on the impact of recently issued accounting pronouncements.

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

As of January 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None.
	Item 1A.	Risk Factors
Item 2.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 30, 2013, the Company sold 45,000 units (the “Units”) for $1.00 per unit, receiving net proceeds of $44, 956. Each Unit consists of  (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.  The Units were sold to four (4) persons each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  The common stock and Unit Warrants issued were “restricted securities” under the Securities Act of 1933, as amended, and the certificate evidencing same bears the customary restrictive legend.  The Company paid no sales commission on the sale of the Units as the placement agents voluntarily waived any commissions due.

	Item 3.	Defaults Upon Senior Securities

None

	Item 4.	Mine Safety Disclosures

NA

	Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification pursuant to USC Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROGENE, INC

Date:	April , 2014	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	April , 2014	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer