Form 10-Q
period 2014-04-30
ARROGENE, INC
filed 2014-06-16
CIK 1403792

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

As of June 9, 2014 the registrant had 21,395,860 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of April 30, 2014 (unaudited) and October 31, 2013	3

	Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2014 and April 30, 2013 and for the period from August 7, 2007 (inception) through April 30, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 and April 30, 2013 and for the period from August 7, 2007 (inception) through April 30, 2014 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended April 30, 2014 and for the period from August 7, 2007 (inception) through April 30, 2014 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Overview	16

	Results of Operations	19

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	22

	PART II — OTHER INFORMATION	23

Item 1. Item 1A.	Legal Proceedings Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	[Removed and Reserved]	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2014 (UNAUDITED) AND OCTOBER 31, 2013

	April 30, 2014	October 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$488,983	$13,822
Prepaid expenses and deposit	29,721	13,709
Debt offering costs	120,693	—
Total current assets	639,397	27,531

Property and equipment, net	1,171	1,705
Total assets	$640,568	$29,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Accrued compensation	$202,510	$85,280
Accrued research expenses payable to CSMC	305,046	229,003
Accounts payable and other accrued expenses	359,690	128,368
Bridge notes, less discount of $195,071	504,929	—
Related party payables	49,000	39,000
Convertible notes	10,000	10,000
Total current liabilities	1,431,175	491,651

Total liabilities	1,431,175	491,651

STOCKHOLDERS’ EQUITY:

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,395,860 and 21,350,860 shares, respectively, issued and outstanding	2,140	2,135
Additional paid-in capital	4,737,123	4,287,289
Deficit accumulated during the development stage	(5,529,870)	(4,751,839)
Total stockholders’ equity	(790,607)	(462,415)
Total liabilities and stockholders’ equity	$640,568	$29,236

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

  CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2014

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,			Cumulative From Inception (August 7, 2007) through April 30, 2014
	2014	2013	2014	2013

REVENUE	$ —	$ —	$—	$ —	—	$ —

OPERATING EXPENSES:
Licensing fees	—	—	—	—		480,430
Research and development	76,102	98,143	188,952	184,492		739,885
General and administrative	366,198	138,650	563,667	319,014		3,404,115
	442,300	236,793	752,619	503,506		4,624,430

Loss from operations	(442,300)	(236,793)	(752,619)	(503,506)		(4,624,430)

OTHER EXPENSE:
Interest	(25,133)	(110)	(25,412)	(283)		(905,440)
	(25,133)	(110)	(25,412)	(283)		(905,440)

NET LOSS	$ (467,433)	$ (236,903)	$ (778,031)	$ (503,789)		$ (5,529,870)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,395,860	21,338,950	21,381,191	21,258,098		N/A
LOSS PER SHARE: Basic and diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.02)		N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2014

(Unaudited)

	2014	2013	Cumulative From Inception (August 7, 2007) Through April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(778,031)	$(503,789)	$(5,529,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—	—	726,550
Amortization of debt placement costs and debt discount	19,418	—	140,936
Shares issued for License	—	—	440,430
Share-based payment expense	230,383	—	541.396
Contributed services	45,000	—	45,000
Depreciation expense	534	783	3,526
Increase in prepaid services and deposit	(16,012)	(14,123)	(29,721)
Increase in other payables and accrued expenses	322,595	117,972	972,561
Net cash used in operating activities	(176,113)	(399,157)	(2,689,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	—	389,688
Capital expenditures	—	—	(4,698)
Net cash provided by investing activities	—	—	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units at $1.00 per Unit	44,956	227,645	1,561,585
Net proceeds from sale of Bridge Notes	606,318	—	606,318
Proceeds received from Promissory Notes	—	—	80,000
Repayments of Promissory Notes	—	—	(80,000)
Net proceeds from sale of Convertible Notes	—	—	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	—	—	(1,300)
Net cash provided by financing activities	651,274	227,645	2,793,184

Net increase (decrease) in cash	475,161	(171,512)	488,983
Cash and cash equivalents at the beginning of period	13,822	539,727	—
Cash and cash equivalents at the end of period	$488,983	$368,215	$488,983

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2014

(UNAUDITED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$—	10,960,000	$1,096	$—	$—	$1,096
Net loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party payable	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425
Sale of Units at $1.00 per Unit.	—	—	260,000	26	227,619	—	227,645
Net loss	—	—	—	—	—	(1,156,485)	(1,156,485)
BALANCES, October 31, 2013	—	—	21,350,860	2,135	4,287,289	(4,751,839)	(462,415)
Sale of Units at $1.00 per Unit	—	—	45,000	5	44,951	—	44,956
Stock option compensation expense	—	—	—	—	118,383	—	118,383
Bridge Note Warrants	—	—	—	—	205,800	—	205,800
Placement Agent warrants	—	—	—	—	35,700	—	35,700
Contributed services	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(778,031)	(778,031)
BALANCES, April 30, 2014	—	$—	21,395,860	$2,140	$4,737,123	$(5,529,870)	$(790,607)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2014

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred operating losses, and as of April 30, 2014, had a deficit accumulated during the development stage of $5,529,870.   Further, as of April 30, 2014, our cash balance was $488,983 and we had a working capital deficit of $791,778. These conditions raise substantial doubt about our ability to continue as a going concern.

During the three months ended April 30, 2014, we sold $700,000 in Bridge Notes (defined below) receiving net proceeds of $606,318 after payment of offering expenses. Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through at least September 2014.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for accrued research and development expenses.  Additionally, certain key professionals such as legal counsel have also had payments deferred and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at April 30, 2014 and the results of operations and cash flows of the Company for the three and six months ended April 30, 2014 and 2013.  Operating results for the six months ended April 30, 2014, are not necessarily indicative of the results that may be expected for the year ended October 31, 2014.

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

We believe that we have achieved the required milestones for the contractual periods ended December 31, 2013.  It is management’s belief that administrative expenses incurred in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology. We can, however, provide no assurance that CSMC has concurred with our position and that we will be able to meet any or all of these milestones in the future.  In the event that we fail to meet one or more of the milestones required by the CSMC Agreement, there is no assurance that CSMC will agree to amend or waive the requirements and we could lose the License.  Additionally, as discussed further in Note 9, we have entered into a research and development agreement with CSMC that satisfies the milestone requirement described above regarding funded research at CSMC.  However, in order to extend the Company’s cash on hand, we have been deferring payment to CSMC of our obligations under the agreement.  During the three months ended April 30, 2014, we resumed making payments to CSMC but our outstanding balance with them remains delinquent.  To date, CSMC has continued to do work under the agreement despite our payment delays but no assurance can be provided that CSMC will continue to do so.  As of April 30, 2014, we had an outstanding liability to CSMC of $305,046 which represents amounts owed for services provided by CSMC from April 2013 through April 2014.

Further, in the event the Company issues or sells shares of common stock, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(4)  BRIDGE NOTES

During the three months ended April 30, 2014, we sold an aggregate of $700,000 in bridge notes (the “Bridge Notes”), receiving net proceeds of $606,318 after payment of offering costs.  The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes, or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant (the “Bridge Note Warrant”).  Each warrant shall be exercisable to purchase shares of common stock at a price equal to the conversion price of the Bridge Notes and shall have a life of 5 years from the close of the offering.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

We evaluated the conversion feature of the Bridge Notes within the context of ASC 815 and determined that it did not meet the definition of an embedded derivative due to the Company having no active market for its common stock.   We further evaluated the conversion feature of the Bridge Notes within the context of ASC 470-20 and determined that the Bridge Notes did not contain a beneficial conversion feature as the default conversion price of $1.00 per share is greater than the current fair value of the Company’s common stock based on the most recent price paid for the Units.

We evaluated the Bridge Note Warrants using the guidelines established by ASC 815 and determined that it did not meet the definition of a derivative due to the Company having no active market for its common stock.  We valued these warrants at $205,800 using the Black-Scholes option pricing model which we recorded as debt discount with a corresponding increase to additional paid in capital using the following assumptions: expected life 5 years, risk free interest rate 1.69% and annualized volatility 78.9%. We are amortizing the debt discount over the life of the Bridge Notes.  For the three and six months ended April 30, 2014, we amortized $10,729 of debt discount which is included in interest expense on the accompanying condensed consolidated financial statements.

We are also obligated to issue to the placement agents warrants to acquire shares of common stock equal to 10% of the securities underlying the Bridge Notes and Bridge Note Warrants (the “PA Bridge Note Warrants”).  The Bridge Note Warrants have a life of 5 years and are exercisable at the conversion price of the Bridge Notes and the exercise price of the Bridge Note Warrants, respectively.  We evaluated the PA Bridge Note Warrants using the guidelines established by ASC 815 and determined that they did not meet the definition of a derivative due to the Company having no active trading market for its common stock.  We valued the PA Bridge Note Warrants at $35,700 using the Black-Scholes pricing model using the following assumptions: expected life 5 years, risk free interest rate 1.69% and annualized volatility 78.9%.  We recorded the PA Bridge Note Warrants as a debt offering cost on the accompanying condensed consolidated balance sheet.  We are amortizing the PA Bridge Note Warrants over the life of the Bridge Notes.  For the three and six months ended April 30, 2014, we amortized $2,533 of PA Bridge Note Warrants which is included in interest expense on the accompanying condensed consolidated financial statements.

The effective rate of the Bridge Notes after taking into account the Bridge Note Warrants and PA Bridge Note Warrants is 44.5%.

(5)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. However, in October 2011, a majority of the note holders agreed to extend the maturity date of the notes to December 15, 2011.  The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  We did not repay the Convertible Notes by the December 15, 2011 extended maturity date and the notes were therefore technically in default.  As an inducement to obtain conversions, we agreed to reduce the conversion price of the Convertible Notes to $.15 per share.  During the three months ended April 30, 2012, holders converted $716,550 of Convertible Notes into 4,777,000 shares of common stock.  $10,000 of Convertible Notes remains outstanding as of April 30, 2014.  On an as converted basis, as of April 30, 2014, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.  As a result of the reduction in conversion price, we recorded a charge of $726,550, in accordance with ASC 470-50-40 during the three months ended April 30, 2012, which was included in interest expense on the accompanying condensed consolidated statements of operations.

We evaluated the conversion feature of the Convertible Notes within the context of ASC 815 and concluded that it did not meet the definition of an embedded derivative due to the Company having no active market for its common stock.

(6)  STOCKHOLDERS’ EQUITY

Common Stock

On August 29, 2013, we entered into an agreement for investor relation services that requires us to issue up to 400,000 shares of common stock as a component of the consideration for the services.  The shares are issuable in 100,000 increments for each quarter of service rendered.  We valued these shares at $224,000 using the Black-Scholes option-pricing model and are recognizing expense over the 12 months the services are being rendered.  For the three months and six months ended April 30, 2014, we recorded $56,000 and $112,000, respectively, of stock compensation expense which is included in general and administrative expense in the accompanying condensed consolidated statements of operations with a corresponding increase in accounts payable and other accrued expenses on the accompanying condensed consolidated balance sheet.

Units

During the six months ended April 30, 2014 and 2013, we sold 45,000 and 260,000 units (the “Units”), respectively, for $1.00 per Unit, receiving net proceeds of $44,956 and $227,645, respectively.  Each Unit consists of  (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.

Warrants

In connection with the sale of the Units during six months ended April 30, 2013, the placement agents earned warrants to acquire 78,000 shares of common stock consisting of 26,000 warrants exercisable at $1.00 per share, 26,000 warrants exercisable at $1.50 per share and 26,000 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   We valued these warrants at $17,160 using the Black Scholes option-pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.   The placement agents voluntarily agreed to forgo the earning of warrants in connection with the Unit sale that took place during the six months ended April 30, 2014.

As of April 30, 2014, we had 6,398,358 warrants outstanding with weighted average remaining lives of 34 months and a weighted average exercise price of $1.44.

Stock Options

On November 1, 2013, we issued a non-statutory stock option to acquire up to 200,000 shares of common stock with an exercise price of $1.00 per share to a consultant for providing certain services as defined in the consulting agreement.  The option expires 7 years from the date of grant. The options vest as follows: (i) as to 100,000 options, vesting shall occur 1/3 on each one year anniversary date of the consulting agreement  (“Vesting 1”) and (ii) as to 100,000 options, vesting shall occur upon the closing of certain transactions as defined in the agreement at a rate of 2 stock options for each $100 received by the Company in a deal or transaction resulting from the efforts of the consultant (“Vesting 2”).  We valued this option at $58,400 using the Black Scholes option-pricing model using the following assumptions: option life 5 years, risk free interest rate 1.37%, and annualized volatility of 78.9% based on a peer group of publicly traded common stocks.  Stock options issued to non-employees are remeasured at each reporting date and the cumulative expense is adjusted based on the remeasured grant. We are recognizing expense for this option as the underlying services are provided, ratably over 36 months for Vesting 1, and upon the occurrence of a vesting event for Vesting 2.  For the three and six months ended April 30, 2014, we recognized $2,433 and $4,867, respectively, of expense for this option which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In April 2014, we issued stock options to acquire 1,200,000 shares of common stock to certain employees and consultants with an exercise price of $1.00 per share.  The options expire 7 years from the date of grant. The options vest under terms ranging from immediately to 1/3 on each anniversary date from the date of grant.  We valued these options at $352,800 using the Black Scholes option-pricing model using the following assumptions:  option life 5 years, risk free interest rate 1.65%, and annualized volatility of 78.9% based on a peer group of publicly traded stocks.  We are recognizing expense for these options over the respective vesting periods.  For the three and six months ended April 30, 2014, we recognized $113,517 of expense for these options which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Six Months Ended April 30,
	2014	2013

Warrants	6,398,358	6,308,358
Stock options	1,400,000	—
Convertible debt*	766,667	66,667

*Assumes Bridge Note conversion price of $1.00 per share see Note 4 for conversion price calculations.

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Six Months Ended April 30,		Cumulative from Inception
	2014	2013	(August 7, 2007)
Interest	$411	$283	$ 9,971
Income taxes	—	—	—

(9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

We have an agreement with an entity controlled by our chief executive officer for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement.  In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of our CEO is capped at $1 per annum effective January 1, 2014.  However, our chief executive may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice.  Under the original terms, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month was $15,000. During the three and six months ended April 30, 2014, we were billed $0 and $20,000, respectively, under the Synthetica Agreement.  During the three and six months ended April 30, 2013, we were billed $38,700 and $83,700, respectively, under the Synthetica Agreement.   During the three and six months ended April 30, 2012, we were billed $45,000 and $90,000, respectively, under the Synthetica Agreement.  At April 30, 2014 and October 31 2013, $67,600 and $47,600, respectively, is included in accrued compensation on the accompanying condensed consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the Company to optimize its cash flow.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman for operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.   Effective January 2014, the fees for this agreement were capped at $1.00 per year. During the three and six months ended April 30, 2014, we were charged $0 and $10,000, respectively, under this agreement.  During the three and six months ended April 30, 2013, we were charged $25,000 and $55,000, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  At April 30, 2014 and October 31, 2013, $49,000 and $39,000, respectively, is included in related party payables on the accompanying condensed consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by our Board chairman, to allow the Company to optimize its cash flow.

Contributed Services

As discussed above, effective January 1, 2014, the Company’s chief executive officer and Board chairman began to provide their services for $1 per year.  The fair value of those services has been recorded as an expense in the accompanying condensed consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to additional paid in capital. The fair value of the services was estimated based on the terms of the respective agreements prior to January 1, 2014. Contributed services were $45,000 for the three and six months ended April 30, 2014.

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

In December 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.  For the three and six months ended April 30, 2014, we were charged $28,407 and $103,407, respectively, by CSMC under this agreement which is included in research and development costs on the accompanying condensed consolidated statements of operations. For the three and six months ended April 30, 2013, we were charged $62,743 and $106,392, respectively, by CSMC under this agreement.  As of April 30, 2014, $305,046 is reflected as payable on the accompanying condensed consolidated balance sheets.  As discussed in Note 3, we have deferred payments under this agreement in order to extend our cash balance.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

We have a lease agreement for office space with a third party (the “Office Lease”) that expires on February 28, 2015.  For the three month periods ended April 30, 2014 and 2013, we recorded $11,496 and $9,510, respectively, of rent expense under the Office Lease which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  For the six months ended April 30, 2014 and 2013, we recorded $22,446 and $19,442, respectively, of rent expense under the Office Lease.

Commitments under non-cancelable operating leases are as follows inclusive of the renewal period as of April 30, 2014:

Year Ended October 31,
2014	$ 22,944
2015	15,296
$ 38,240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014, the Company’s cash balance was  $488,983 compared to $13,822 at October 31, 2013.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended April 30, 2014 and 2013 and for the cumulative period from August 7, 2007 (Inception) to April 30, 2014.

	Six Mos. Ended April 30, 2014	Six Mos. Ended April 30, 2013	For the Cumulative Period from August 7, 2007 (Inception) to April 30, 2014
Net Cash Used in Operating Activities	$ (176,113)	$ (399,157)	$ (2,689,192)
Net Cash Provided by Investing Activities	—	—	384,991
Net Cash Provided by Financing Activities	651,274	227,645	2,793,184
Net Increase (Decrease) in Cash and Cash Equivalents	475,161	(171,512)	488,983

Operating Activities

During the six months ended April 30, 2014, $176,113 of cash was used in operating activities which primarily represents cash operating expenses.   As discussed elsewhere in this Quarterly Report, we have been deferring payments to our officers, certain professionals and CSMC to minimize cash used in operating activities in order to extend our cash on hand until such time that we can raise additional capital.

Investing Activities

During the six months ended April 30, 2014, no cash was provided by or used in investing activities.  As of April 30, 2014, we had no material commitments for capital expenditures.

Financing Activities

During the six months ended April 30, 2014, $651,274 of cash was provided by financing activities, consisting primarily of net proceeds from the sale of Bridge Notes.

Management’s Outlook

As of April 30, 2014, our cash balance was $488,983.  Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through at least September 2014.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for accrued research and development expenses.  Additionally, certain key professionals such as legal counsel have also had payments deferred and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.

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

In the event that we cannot raise sufficient capital within the required timeframes, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or could force the Company out of business

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2014 COMPARED TO THREE MONTHS ENDED APRIL 30, 2013

Research and Development

During the three months ended April 30, 2014, research and development expense decreased by $22,041 or 22% compared to the prior year period.  The decrease in research and development expense is the result of reduced activity under the CSMC research agreement.

General and Administrative

General and administrative expense increased by $227,548 or approximately 164% for the three months ended April 30, 2014 compared to the prior year period.  The increase in expense is primarily the result of an increase in share-based compensation expense.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended April 30, 2014, increased by $205,507 compared to the prior year period.

Other Expense

For the three months ended April 30, 2014, other expense increased by $25,023 compared to the prior year period. The increase in other expense is the result of interest expense related to the Bridge Notes sold during the three months ended April 30, 2014.

Net Loss

As a result of the factors described above, we recorded $467,433 of net loss for the three months ended April 30, 2014 compared to a $236,903 net loss for the prior year period.

SIX MONTHS ENDED APRIL 30, 2014 COMPARED TO SIX MONTHS ENDED APRIL 30, 2013

Research and Development

During the six months ended April 30, 2014, research and development expense increased by $4,460 or 2% compared to the prior year period.

General and Administrative

General and administrative expense increased by $244,653 or approximately 77% for the six months ended April 30, 2014, compared to the prior year period. The increase in expense is primarily the result of an increase in share-based compensation.

Loss from Operations

As a result of the factors described above, the loss from operations for the six months ended April 30, 2014, increased by $249,113 compared to the prior year period.

Other Expense

For the six months ended April 30, 2014, we recorded other expense of $25,412 compared to $283 for the prior year period. The increase in other expense is the result of interest expense related to the Bridge Notes sold during the three months ended April 30, 2014.

Net Loss

As a result of the factors described above, we recorded $778,031 of net loss for the six months ended April 30, 2014 compared to a net loss of $503,789 in the prior year period.

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

As of April 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings
None.
	Item 1A.	Risk Factors As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The information required by paragraphs (a) and (c) through (e) of Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by the Company in connection with the issuance of bridge notes and warrants referenced in this Form 10-Q has been previously provided in a Current Reports on Form 8-K filed with the Commission on March 7, 2014, April 7, 2014 and May 5, 2014.

	Item 3.	Defaults Upon Senior Securities

None

	Item 4.	Mine Safety Disclosures

NA

	Item 5.	Other Information

None.

	Item 6.	Exhibits and Reports on Form 8-K
Exhibits
	*	31.1	Certification of Chief Executive Officer
	*	31.2	Certification of Chief Financial Officer
	*	32	Certification pursuant to USC Section 1350
	**	101.INS	XBRL Instance Document
	**	101.SCH	XBRL Schema Document
	**	101.CAL	XBRL Calculation Linkbase Document
	**	101.LAB	XBRL Label Linkbase Document
	**	101.PRE	XBRL Presentation Linkbase Document
	**	101.DEF	XBRL Definition Linkbase Document

	*		Filed herewith
	**		Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROGENE, INC

Date:	June 16, 2014	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	June 16, 2014	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer