Form 10-Q/A
period 2014-01-31
ARROGENE, INC
filed 2014-07-10
CIK 1403792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A-1

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

As of April 17, 2014 the registrant had 21, 375 ,860 shares of its common stock ($.0001 par value) outstanding.

EXPLANATORY NOTE

This Form 10-Q/A-1 (this “Amendment”) amends and revises in its entirety the Quarterly Report on Form 10-Q for the three months ended January 31, 2014 filed on April 29, 2014 (the “Original Report”).  An immaterial adjustment was identified regarding $20,000 received by the Company which was previously reported as proceeds from sale of equity rather than a liability.  This Amendment reflects the reclassification of $20,000 from equity to a liability.  This reclassification is discussed in Note 2 to the financial statements, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This revision does not change the loss from operations reported in the Original Report.

This Amendment does not reflect all events occurring after the original filing of the Original Report for the period ended January 31, 2014 filed on April 29, 2014 nor does it modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on April 29, 2014.  Therefore, this Amendment should be read in connection with all periodic reports filed on Form 8-K that have occurred subsequent to the Original Report.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of January 31, 2014 (unaudited) (revised) and October 31, 2013	3

	Condensed Consolidated Statements of Operations for the three months ended January 31, 2014 (revised) and January 31, 2013 and for the period from inception (August 7, 2007) through January 31, 2014 (unaudited) (revised)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2014 (revised) and January 31, 2013 and for the period from inception (August 7, 2007) through January 31, 2014 (unaudited) (revised)	5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception (August 7, 2007) through January 31, 2014 (unaudited) (revised)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Overview	17

	Results of Operations	21

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	23

	PART II — OTHER INFORMATION	24

Item 1. Item 1A.	Legal Proceedings Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2014 (UNAUDITED) AND OCTOBER 31, 2013

	January 31, 2014	October 31, 2013
	(Unaudited)
	(revised)
ASSETS
Current assets:
Cash and cash equivalents	$17,947	$13,822
Prepaid services and deposit	6,988	13,709
Total current assets	24,935	27,531

Property and equipment, net	1,413	1,705
Total assets	$26,348	$29,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$148,800	$85,280
Accrued payable to CSMC	304,003	229,003
Accounts payable and other accrued expenses	240,170	128,368
Related party payables	49,000	39,000
Deposit on sale of Units	20,000	—
Convertible notes	10,000	10,000
Total current liabilities	771 ,973	491,651

Total liabilities	771 ,973	491,651

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21, 375 ,860 and 21,350,860 shares, respectively, issued and outstanding	2, 138	2,135
Additional paid-in capital	4, 314 , 675	4,287,289
Deficit accumulated during the development stage	(5,062,438)	(4,751,839)
Total stockholders’ equity (deficit)	( 745 ,625)	(462,415)
Total liabilities and stockholders’ equity (deficit)	$26,348	$29,236

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

 (a development stage enterprise)

  STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2014

(unaudited) (revised)

	2014	2013	Cumulative From Inception (August 7, 2007) Through January 31, 2014

REVENUE:	$—	$—	$—

OPERATING EXPENSES:
General and administrative	197,469	180,364	3,037,917
Licensing fees	—	—	480,430
Research and development	112,850	86,349	663,783
	310,319	266,713	4,182,130

Loss from operations	(310,319)	(266,713)	(4,182,130)

OTHER INCOME (EXPENSE):
Interest	(280)	(173)	(880,308)
	(280)	(173)	(880,307)

NET LOSS	$ (310,599)	$ (266,886)	$ (5,062,438)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21, 359 , 827	21,179,882	N/A

LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)	N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2014

(Unaudited) (revised)

	2014	2013	Cumulative From Inception (August 7, 2007) Through January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,599)	$(266,886)	$(5,062,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—	—	726,550
Amortization of debt placement costs	—	—	121,517
Shares issued for License	—	—	440,430
Share-based payment expense	58,433	—	369,446
Depreciation expense	292	391	3,284
(Increase) decrease in prepaid services and deposit	6,721	7,456	(6,988)
Increase in payables and accrued expenses	204,322	56,102	854,289
Net cash used in operating activities	(40,831)	(202,937)	(2,553,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	—	389,688
Capital expenditures	—	—	(4,697)
Net cash provided by investing activities	—	—	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units	24 ,956	116,874	1, 541 ,585
Proceeds from deposit on sale of Units	20,000	—	20,000
Proceeds received from Promissory Notes	—	—	80,000
Repayments of Promissory Notes	—	—	(80,000)
Net proceeds from sale of Convertible Notes	—	—	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	—	—	(1,300)
Net cash provided by financing activities	44,956	116,874	2,186,866

Net increase (decrease) in cash	4,125	(86,063)	17,947
Cash and cash equivalents at the beginning of period	13,822	539,727	—
Cash and cash equivalents at the end of period	$17,947	$453,664	$17,947

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH JANUARY 31, 2014

(UNAUDITED) (REVISED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$—	10,960,000	$1,096	$—	$—	$1,096
Net loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party payable	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425)
Sale of Units at $1.00 per Unit.	—	—	260,000	26	227,619	—	227,645
Net loss	—	—	—	—	—	(1,156,485)	(1,156,485))
BALANCES, October 31, 2013	—	—	21,350,860	2,135	4,287,289	(4,751,839)	(462,415)
Sale of Units at $1.00 per Unit	—	—	25 ,000	3	24 , 953	—	24 ,956
Stock option compensation expense	—	—	—	—	2,433	—	2,433
Net loss	—	—	—	—	—	(310,599)	(310,599)
BALANCES, January 31, 2014	—	$—	21, 375 ,860	$2, 138	$4, 314 , 675	$(5,062,438)	$ ( 745 ,625)

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

(2) REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2013, the Company received $20,000 in connection with the closing on the sale of Units (defined in Note 6 below) without the appropriate subscription documentation from the investor.  The Company erroneously recorded the receipt of these funds as the sale of 20,000 shares of common stock and 40,000 common stock purchase warrants. Subsequently, the investor revoked their investment before subscription documentation was completed. As a result, current liabilities were understated and stockholders equity was overstated by $20,000 on the accompanying condensed consolidated balance sheet as of January 31, 2014. This revision had no impact on the Company’s results of operations or loss per common share.

(3) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred operating losses, and as of January 31, 2014, had a deficit accumulated during the development stage of $5,062,438.   Further, as of January 31, 2014, our cash balance was $17,947 and we had a working capital deficit of $ 747 ,038. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Units

During the three months ended January 31, 2014 and 2013, we sold 25 ,000 and 130,000 units (the “Units”), respectively for $1.00 per unit, receiving net proceeds of $ 24 , 956 and $116,874, respectively. Each Unit consists of  (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.

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

Warrants, stock options and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended January 31,
	2014	2013

Warrants	6, 358 ,358	6,009,358
Convertible debt	66,667	66,667
Stock options	200,000	—

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Period ended January 31,		Cumulative from Inception
	2014	2013	(August 7, 2007)
Interest	$280	$173	$ 9,839
Income taxes	—	—	—

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

(10)

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

Revision of Condensed Consolidated Financial Statements

As discussed in Note 2 to our condensed consolidated financial statements, we have revised our financial statements as of and for the three months ended January 31, 2014.  The discussion in Liquidity and Capital Resources below gives effect to the impact of the revision. The revision did not impact our Results of Operations.

Consolidated Balance Sheet Effects of Revision :

	January 31, 2014
	Originally Reported	Revision	Revised Amount

Total Assets	$ 26,348	$ -	$ 26,348

Total Liabilities	751,973	20,000	771,973
Stockholders’ Equity:
Preferred stock	-	-	-
Common stock	2,140	(2)	2,138
Additional paid-in capital	4,334,673	(19,998)	4,314,675
Deficit accumulated during development stage	(5,062,438)	-	(5,062,438)
Total Liabilities and Stockholders’ Deficit	$ 26,348	$ (20,000)	$ 26,348

Liquidity and Capital Resources

As of January 31, 2014, the Company’s cash balance was  $17,947 compared to $13,822 at October 31, 2013.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended January 31, 2014 (revised) and January 31, 2013 and for the cumulative period from August 7, 2007 (Inception) to January 31, 2014 (revised) ..

	Three Mos. Ended January 31, 2014 (revised)	Three Mos. Ended January 31, 2013	For the Cumulative Period from August 7, 2007 (Inception) to January 31, 2014 (revised)
Net Cash Used in Operating Activities	$ (40,831)	$ (202,937)	$ (2,553,910)
Net Cash Provided by Investing Activities	—	—	384,991
Net Cash Provided by Financing Activities	44,956	116,874	2,186,866
Net Increase (Decrease) in Cash and Cash Equivalents	4,125	(86,063)	17,947

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

Financing Activities

During the three months ended January 31, 2014, we received $ 24 ,956 in net proceeds from the sale of 25 ,000 Units.  Additionally, we received a $20,000 deposit from the sale of Units.

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

As of January 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

On July 2, 2014, management concluded that the Company would amend its Quarterly Reports on Form 10-Q for the quarters ended January 31, 2014 and April 30, 2014 to revise those Reports that recorded the receipt of $20,000 as an investment for shares of common stock and warrants without the properly executed subscription documents from the investor.  The investor subsequently revoked that investment prior to subscription documents being completed.  The recording error could be deemed a material weakness in the Company’s disclosure controls and procedures.  Management will address the manner in which that material weakness can be remediated.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On December 30, 2013, the Company sold 25 ,000 units (the “Units”) for $1.00 per unit, receiving net proceeds of $ 24 ,956. Each Unit consists of  (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.  The Units were sold to four (4) persons each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  The common stock and Unit Warrants issued were “restricted securities” under the Securities Act of 1933, as amended, and the certificate evidencing same bears the customary restrictive legend.  The Company paid no sales commission on the sale of the Units as the placement agents voluntarily waived any commissions due.

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

ARROGENE, INC

Date:	July ____, 2014	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	July ____, 2014	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer