Form 10-Q/A
period 2014-04-30
ARROGENE, INC
filed 2014-07-10
CIK 1403792

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

As of June 9, 2014 the registrant had 21, 375 ,860 shares of its common stock ($.0001 par value) outstanding.

EXPLANATORY NOTE

This Form 10-Q/A-1 (this “Amendment”) amends and revises in its entirety the Quarterly Report on Form 10-Q for the three and six months ended April 30, 2014 filed on June 16, 2014 (the “Original Report”).  An immaterial adjustment was identified regarding $20,000 received by the Company which was previously reported as proceeds from sale of equity rather than a liability.  This Amendment reflects the reclassification of $20,000 from equity to a liability.  This reclassification is discussed in Note 2 to the financial statements, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This revision does not change the loss from operations reported in the Original Report.

This Amendment does not reflect all events occurring after the original filing of the Original Report for the period ended April 30, 2014 filed on June 16, 2014 nor does it modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on June 16, 2014.  Therefore, this Amendment should be read in connection with all periodic reports filed on Form 8-K that have occurred subsequent to the Original Report.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of April 30, 2014 (unaudited) (Revised) and October 31, 2013	3

	Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2014 (Revised) and April 30, 2013 and for the period from August 7, 2007 (inception) through April 30, 2014 (unaudited) (Revised)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 (Revised) and April 30, 2013 and for the period from August 7, 2007 (inception) through April 30, 2014 (unaudited) (Revised)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended April 30, 2014 (Revised) and for the period from August 7, 2007 (inception) through April 30, 2014 (unaudited) (Revised)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Overview	16

	Results of Operations	19

	Liquidity and Capital Resources	21

Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	22

	PART II — OTHER INFORMATION	23

Item 1. Item 1A.	Legal Proceedings Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	[Removed and Reserved]	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2014 (UNAUDITED) AND OCTOBER 31, 2013

	April 30, 2014	October 31, 2013
	(Unaudited) (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$488,983	$13,822
Prepaid expenses and deposit	29,721	13,709
Debt offering costs	120,693	—
Total current assets	639,397	27,531

Property and equipment, net	1,171	1,705
Total assets	$640,568	$29,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Accrued compensation	$202,510	$85,280
Accrued research expenses payable to CSMC	305,046	229,003
Accounts payable and other accrued expenses	359,690	128,368
Bridge notes, less discount of $195,071	504,929	—
Related party payables	49,000	39,000
Deposit on sale of Units	20,000	—
Convertible notes	10,000	10,000
Total current liabilities	1, 451 ,175	491,651

Total liabilities	1, 451 ,175	491,651

STOCKHOLDERS’ EQUITY:

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21, 375 ,860 and 21,350,860 shares, respectively, issued and outstanding	2, 138	2,135
Additional paid-in capital	4, 717 , 125	4,287,289
Deficit accumulated during the development stage	(5,529,870)	(4,751,839)
Total stockholders’ equity	( 810 ,607)	(462,415)
Total liabilities and stockholders’ equity	$640,568	$29,236

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

  CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2014

(Unaudited) (Revised)

	Three Months Ended April 30,		Six Months Ended April 30,			Cumulative From Inception (August 7, 2007) through April 30, 2014
	2014	2013	2014	2013

REVENUE	$ —	$ —	$—	$ —	—	$ —

OPERATING EXPENSES:
Licensing fees	—	—	—	—		480,430
Research and development	76,102	98,143	188,952	184,492		739,885
General and administrative	366,198	138,650	563,667	319,014		3,404,115
	442,300	236,793	752,619	503,506		4,624,430

Loss from operations	(442,300)	(236,793)	(752,619)	(503,506)		(4,624,430)

OTHER EXPENSE:
Interest	(25,133)	(110)	(25,412)	(283)		(905,440)
	(25,133)	(110)	(25,412)	(283)		(905,440)

NET LOSS	$ (467,433)	$ (236,903)	$ (778,031)	$ (503,789)		$ (5,529,870)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21, 375 ,860	21,338,950	21, 367 , 711	21,258,098		N/A
LOSS PER SHARE: Basic and diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.02)		N/A

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM

AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2014

(Unaudited) (Revised)

	2014	2013	Cumulative From Inception (August 7, 2007) Through April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(778,031)	$(503,789)	$(5,529,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charge for reduction in conversion price of Convertible Notes	—	—	726,550
Amortization of debt placement costs and debt discount	19,418	—	140,936
Shares issued for License	—	—	440,430
Share-based payment expense	230,383	—	541.396
Contributed services	45,000	—	45,000
Depreciation expense	534	783	3,526
Increase in prepaid services and deposit	(16,012)	(14,123)	(29,721)
Increase in other payables and accrued expenses	322,595	117,972	972,561
Net cash used in operating activities	(176,113)	(399,157)	(2,689,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	—	—	389,688
Capital expenditures	—	—	(4,698)
Net cash provided by investing activities	—	—	384,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units at $1.00 per Unit	24 ,956	227,645	1, 541 ,585
Proceeds from deposit on sale of Units	20,000	—	20,000
Net proceeds from sale of Bridge Notes	606,318	—	606,318
Proceeds received from Promissory Notes	—	—	80,000
Repayments of Promissory Notes	—	—	(80,000)
Net proceeds from sale of Convertible Notes	—	—	624,351
Proceeds from sale of Series A Preferred Stock	—	—	930
Advances from related parties	—	—	1,300
Repayment of related party advances	—	—	(1,300)
Net cash provided by financing activities	651,274	227,645	2,793,184

Net increase (decrease) in cash	475,161	(171,512)	488,983
Cash and cash equivalents at the beginning of period	13,822	539,727	—
Cash and cash equivalents at the end of period	$488,983	$368,215	$488,983

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND FOR THE PERIOD FROM AUGUST 7, 2007 (INCEPTION) THROUGH APRIL 30, 2014

(UNAUDITED) (REVISED)

	Preferred Stock		Common Stock			Deficit Accumulated in Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
INCEPTION, August 7, 2007	—	$—	10,960,000	$1,096	$—	$—	$1,096
Net loss	—	—	—	—	—	(1,215)	(1,215)
BALANCES, October 31, 2007	—	—	10,960,000	1,096	—	(1,215)	(119)
Net loss	—	—	—	—	—	(868)	(868)
BALANCES, October 31, 2008	—	—	10,960,000	1,096	—	(2,083)	(987)
Net loss	—	—	—	—	—	(168,756)	(168,756)
BALANCES, October 31, 2009	—	—	10,960,000	1,096	—	(170,839)	(169,743)
Issuance of common stock for License	—	—	31,900	3	—	—	3
Fair value of warrants issued to placement agent	—	—	—	—	13,133	—	13,133
Warrants issued for advisory services agreement	—	—	—	—	251,112	—	251,112
Extinguishment of related party payable	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(360,208)	(360,208)
BALANCES, October 31, 2010	—	—	10,991,900	1,099	364,245	(531,047)	(165,703)
Fair value of warrants issued to placement agent	—	—	—	—	34,233	—	34,233
Shares issued in satisfaction of accrued compensation	—	—	100,000	10	99,990	—	100,000
Net loss	—	—	—	—	—	(990,817)	(990,817)
BALANCES, October 31, 2011	—	—	11,091,900	1,109	498,468	(1,521,864)	(1,022,287)
Shares issued for licensing agreement	—	—	1,468,100	147	440,283	—	440,430
Reverse Merger with SRKP 16, Inc.	—	—	2,243,610	224	389,464	—	389,688
Sale of Units at $1.00 per Unit	—	—	1,510,250	151	1,288,833	—	1,288,984
Conversion of Convertible Notes into common stock	—	—	4,777,000	478	1,442,622	—	1,443,100
Net loss	—	—	—	—	—	(2,073,490)	(2,073,490)
BALANCES, October 31, 2012	—	—	21,090,860	2,109	4,059,670	(3,595,354)	466,425
Sale of Units at $1.00 per Unit.	—	—	260,000	26	227,619	—	227,645
Net loss	—	—	—	—	—	(1,156,485)	(1,156,485)
BALANCES, October 31, 2013	—	—	21,350,860	2,135	4,287,289	(4,751,839)	(462,415)
Sale of Units at $1.00 per Unit	—	—	25 ,000	3	24 , 953	—	24 ,956
Stock option compensation expense	—	—	—	—	118,383	—	118,383
Bridge Note Warrants	—	—	—	—	205,800	—	205,800
Placement Agent warrants	—	—	—	—	35,700	—	35,700
Contributed services	—	—	—	—	45,000	—	45,000
Net loss	—	—	—	—	—	(778,031)	(778,031)
BALANCES, April 30, 2014	—	$—	21, 375 ,860	$2, 138	$4, 717 , 125	$(5,529,870)	$ ( 810 ,607)

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

(2) REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2013, the Company received $20,000 in connection with the closing on the sale of Units (defined in Note 7 below) without the appropriate subscription documentation from the investor.  The Company erroneously recorded the receipt of these funds as the sale of 20,000 shares of common stock and 40,000 common stock purchase warrants. Subsequently, the investor revoked their investment before subscription documentation was completed. As a result, current liabilities were understated and stockholders equity was overstated by $20,000 on the accompanying condensed consolidated balance sheet as of April 30, 2014. This revision had no impact on the Company’s results of operations or loss per common share.

(3) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred operating losses, and as of April 30, 2014, had a deficit accumulated during the development stage of $5,529,870.   Further, as of April 30, 2014, our cash balance was $488,983 and we had a working capital deficit of $ 811 ,778. These conditions raise substantial doubt about our ability to continue as a going concern.

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

(5)  BRIDGE NOTES

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

(6)

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

(7)  STOCKHOLDERS’ EQUITY

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

Units

During the six months ended April 30, 2014 and 2013, we sold 25 ,000 and 260,000 units (the “Units”), respectively, for $1.00 per Unit, receiving net proceeds of $ 24 ,956 and $227,645, respectively.  Each Unit consists of  (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.

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

As of April 30, 2014, we had 6, 358 ,358 warrants outstanding with weighted average remaining lives of 34 months and a weighted average exercise price of $1.44.

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

(8)  EARNINGS (LOSS) PER SHARE

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

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Six Months Ended April 30,
	2014	2013

Warrants	6, 358 ,358	6,308,358
Stock options	1,400,000	—
Convertible debt*	766,667	66,667

*Assumes Bridge Note conversion price of $1.00 per share see Note 4 for conversion price calculations.

(9)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Six Months Ended April 30,		Cumulative from Inception
	2014	2013	(August 7, 2007)
Interest	$411	$283	$ 9,971
Income taxes	—	—	—

(10)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

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

Revision of Condensed Consolidated Financial Statements

As discussed in Note 2 to our condensed consolidated financial statements, we have revised our financial statements as of and for the six months ended April 30, 2014.  The revision did not impact our Results of Operations.

Consolidated Balance Sheet Effects of Revision :

	April 30, 2014
	Originally Reported	Revision	Revised Amount

Total Assets	$ 640,568	$ -	$ 640,568

Total Liabilities	1,431,175	20,000	1,451,175
Stockholders’ Equity:
Preferred stock	-	-	-
Common stock	2,140	(2)	2,138
Additional paid-in capital	4,737,123	(19,998)	4,717,125
Deficit accumulated during development stage	(5,529,870)	-	(5,529,870)
Total Liabilities and Stockholders’ Deficit	$640,568	$(20,000)	$640,568

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014, the Company’s cash balance was  $488,983 compared to $13,822 at October 31, 2013.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended April 30, 2014 (Revised) and 2013 and for the cumulative period from August 7, 2007 (Inception) to April 30, 2014 (Revised) ..

	Six Mos. Ended April 30, 2014 (Revised)	Six Mos. Ended April 30, 2013	For the Cumulative Period from August 7, 2007 (Inception) to April 30, 2014 (Revised)
Net Cash Used in Operating Activities	$ (176,113)	$ (399,157)	$ (2,689,192)
Net Cash Provided by Investing Activities	—	—	384,991
Net Cash Provided by Financing Activities	651,274	227,645	2,793,184
Net Increase (Decrease) in Cash and Cash Equivalents	475,161	(171,512)	488,983

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

ARROGENE, INC

Date:	July 9, 2014	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	July 9, 2014	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer