Form 10-Q
period 2014-07-31
ARROGENE, INC
filed 2014-09-11
CIK 1403792

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

Commission File Number: 000-52932

ARROGENE, INC.

(Exact name of registrant as Specified in its Charter)

Delaware	20-8057585
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

8560 W. Sunset Blvd., Suite 424 Los Angeles, CA	90069
(Address of Principal Executive Offices)	(Zip Code)

(424) 274-4791

(Issuer’s Telephone Number)

(Former name or former address, if changed since last report.)

2500 Broadway, Bldg. F, Suite F-125

Santa Monica, CA  90404

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

As of September 10, 2014 the registrant had 21,375,860 shares of its common stock ($.0001 par value) outstanding.

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 31, 2014 (unaudited) and October 31, 2013	4

	Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2014 and July 31, 2013	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2014 and July 31, 2013	6

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended July 31, 2014 and July 31, 2013	7

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Overview	16

	Liquidity and Capital Resources	21

	Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

	PART II — OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	[Removed and Reserved]	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARROGENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2014 (UNAUDITED) AND OCTOBER 31, 2013

	July 31, 2014	October 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,035	$13,822
Prepaid expenses and deposit	20,142	13,709
Debt offering costs	92,968	—
Total current assets	332,145	27,531

Property and equipment, net	928	1,705
Total assets	$333,073	$29,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current liabilities:
Accrued compensation	$220,690	$85,280
Accrued research expenses payable to CSMC	258,091	229,003
Accounts payable and other accrued expenses	438,043	128,368
Bridge notes, less discount of $145,530	554,470	—
Related party payables	49,000	39,000
Convertible notes	10,000	10,000
Total current liabilities	1,530,294	491,651

Total liabilities	1,530,294	491,651

STOCKHOLDERS’ EQUITY:

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,375,860 and 21,350,860 shares, respectively, issued and outstanding	2,138	2,135
Additional paid-in capital	4,820,625	4,287,289
Retained deficit	(6,019,984)	(4,751,839)
Total stockholders’ equity	(1,197,221)	(462,415)
Total liabilities and stockholders’ equity	$333,073	$29,236

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

  CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Unaudited)

	Three Months Ended July 31 ,		Nine Months Ended July 31,
	2014	2013	2014	2013

REVENUE	$ —	$ —	$—	$ —	—

OPERATING EXPENSES:
Licensing fees	—	—	—	—
Research and development	82,497	132,592	271,449	317,084
General and administrative	312,827	147,799	876,494	466,813
	395,324	280,391	1,147,943	783,897

Loss from operations	(395,324)	(280,391)	(1,147,943)	(783,897)

OTHER EXPENSE:
Interest	(94,790)	(278)	(120,202)	(561)
	(94,790)	(278)	(120,202)	(561)

NET LOSS	$ (490,114)	$ (280,669)	$ (1,268,145)	$ (784,458)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,375,860	21,350,860	21,370,457	21,289,358
LOSS PER SHARE: Basic and diluted	$ (0.02)	$ (0.01)	$ (0.06)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,268,145)	$(784,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt placement costs and debt discount	96,683	—
Share-based payment expense	344,883	—
Contributed services	90,000	—
Depreciation expense	777	1,174
Increase in prepaid services and deposit	(6,433)	(7,402)
Increase in other payables and accrued expenses	316,174	204,700
Net cash used in operating activities	(426,061)	(585,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units at $1.00 per Unit	24,956	227,645
Net proceeds from sale of Bridge Notes	606,318	—
Net cash provided by financing activities	631,274	227,645

Net increase (decrease) in cash	205,213	(358,341)
Cash and cash equivalents at the beginning of period	13,822	539,727
Cash and cash equivalents at the end of period	$219,035	$181,386

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JULY 31, 2014

(UNAUDITED)

	Preferred Stock		Common Stock			Retained
	Shares	Amount	Shares	Amount	APIC	Deficit	Total
BALANCES, October 31, 2013	—	$ —	21,350,860	$ 2,135	4,287,289	$ (4,751,839)	$ (462,415)
Sale of Units at $1.00 per Unit	—	—	25,000	3	24,953	—	24,956
Stock option compensation expense	—	—	—	—	176,883	—	176,883
Bridge Note Warrants	—	—	—	—	205,800	—	205,800
Placement Agent warrants	—	—	—	—	35,700	—	35,700
Contributed services	—	—	—	—	90,000	—	90,000
Net loss	—	—	—	—	—	(1,268,145)	(1,268,145)
BALANCES, July 31, 2014	—	$—	21,375,860	$2,138	$4,820,625	$(6,019,984)	$(1,197,221)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2014

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

The Company was founded to commercialize both new cancer treatments and imaging targeting technology as well as a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned by Cedars Sinai Medical Center (“CSMC”) in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging.

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

(2) GOING CONCERN, MANAGEMENT’S PLANS AND BASIS OF PRESENTATION

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred operating losses, and as of July 31, 2014, had a retained deficit $6,019,984.   Further, as of July 31, 2014, our cash balance was $219,035 and we had a working capital deficit of $1,198,149. These conditions raise substantial doubt about our ability to continue as a going concern.

During the nine months ended July 31, 2014, we sold $700,000 in Bridge Notes (defined below) receiving net proceeds of $606,318 after payment of offering expenses. Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through at least the end of our fiscal year.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for accrued research and development expenses.  Additionally, certain key professionals such as legal counsel have also had payments deferred and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.

To raise sufficient capital to fund the Company’s business plan, we plan on filing a registration statement with the Securities and Exchange Commission (the “SEC”) for an initial public offering of the Company’s securities. No assurance can be given that this effort will be successful or adequately capitalize the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Arrogene and its wholly owned subsidiary ANI.  All intercompany transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the financial position at July 31, 2014 and the results of operations and cash flows of the Company for the three and nine months ended July 31, 2014 and 2013.  Operating results for the nine months ended July 31, 2014, are not necessarily indicative of the results that may be expected for the year ended October 31, 2014.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended October 31, 2013 filed on April 2, 2014.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results may differ from these estimates.

Adoption of New Accounting Pronouncement

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  The Company has adopted ASU 2014-10 effective with the filing of this Quarterly Report on Form 10-Q.

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

The CSMC Agreement, as amended, requires us to achieve certain other milestones in order to maintain the agreement.  These include the following:

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

We believe that we have achieved the required milestones for the contractual periods ended December 31, 2013.  It is management’s belief that administrative expenses incurred in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology. We can, however, provide no assurance that CSMC has concurred with our position and that we will be able to meet any or all of these milestones in the future.  In the event that we fail to meet one or more of the milestones required by the CSMC Agreement, there is no assurance that CSMC will agree to amend or waive the requirements and we could lose the License.  Additionally, as discussed further in Note 9, we have entered into a research and development agreement with CSMC that satisfies the milestone requirement described above regarding funded research at CSMC.  However, in order to extend the Company’s cash on hand, we have been deferring payment to CSMC of our obligations under the agreement.  During the second quarter of 2014 we resumed making payments to CSMC but our outstanding balance with them remains delinquent.  To date, CSMC has continued to do work under the agreement despite our payment delays but no assurance can be provided that CSMC will continue to do so.  As of July 31, 2014, we had an outstanding liability to CSMC of $258,091 which represents amounts owed for services provided by CSMC.

Further, in the event the Company issues or sells shares of common stock, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(4)  BRIDGE NOTES

During the nine months ended July 31, 2014, we sold an aggregate of $700,000 in bridge notes (the “Bridge Notes”), receiving net proceeds of $606,318 after payment of offering costs.  The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes, or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant (the “Bridge Note Warrant”).  Each warrant shall be exercisable to purchase shares of common stock at a price equal to the conversion price of the Bridge Notes and shall have a life of 5 years from the close of the offering.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

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

We evaluated the Bridge Note Warrants using the guidelines established by ASC 815 and determined that it did not meet the definition of a derivative due to the Company having no active market for its common stock.  We valued these warrants at $205,800 using the Black-Scholes option pricing model which we recorded as debt discount with a corresponding increase to additional paid in capital using the following assumptions: expected life 5 years, risk free interest rate 1.69% and annualized volatility 78.9%. We are amortizing the debt discount over the life of the Bridge Notes.  For the three and nine months ended July 31, 2014, we amortized $49,541 and $60,270, respectively, of debt discount which is included in interest expense on the accompanying condensed consolidated financial statements.

We are also obligated to issue to the placement agents warrants to acquire shares of common stock equal to 10% of the securities underlying the Bridge Notes and Bridge Note Warrants (the “PA Bridge Note Warrants”).  The PA Bridge Note Warrants have a life of 5 years and are exercisable at the conversion price of the Bridge Notes and the exercise price of the Bridge Note Warrants, respectively.  We evaluated the PA Bridge Note Warrants using the guidelines established by ASC 815 and determined that they did not meet the definition of a derivative due to the Company having no active trading market for its common stock.  We valued the PA Bridge Note Warrants at $35,700 using the Black-Scholes pricing model using the following assumptions: expected life 5 years, risk free interest rate 1.69% and annualized volatility 78.9%.  We recorded the PA Bridge Note Warrants as a debt offering cost on the accompanying condensed consolidated balance sheet.  We are amortizing the PA Bridge Note Warrants over the life of the Bridge Notes.  For the three and nine months ended July 31, 2014, we amortized $8,292 and $10,825, respectively, of PA Bridge Note Warrants which is included in interest expense on the accompanying condensed consolidated financial statements.

The effective rate of the Bridge Notes after taking into account the Bridge Note Warrants and PA Bridge Note Warrants is 44.5%.

(5)

CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes.  The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  We did not repay the Convertible Notes by the maturity date and the notes were therefore technically in default.  During the year ended October 31, 2012, agreed to reduce the conversion price of the Convertible Notes to $.15 per share. $10,000 of Convertible Notes remains outstanding as of July 31, 2014.  On an as converted basis, as of July 31, 2014, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.

 (6)  STOCKHOLDERS’ EQUITY

Common Stock

On August 29, 2013, we entered into an agreement for investor relation services that requires us to issue up to 400,000 shares of common stock as a component of the consideration for the services.  The shares are issuable in 100,000 increments for each quarter of service rendered.  We valued these shares at $224,000 using the Black-Scholes option-pricing model and are recognizing expense over the 12 months the services are being rendered.  For the three months and nine months ended July 31, 2014, we recorded $56,000 and $168,000, respectively, of stock compensation expense which is included in general and administrative expense in the accompanying condensed consolidated statements of operations with a corresponding increase in accounts payable and other accrued expenses on the accompanying condensed consolidated balance sheet.

Units

During the nine months ended July 31, 2014 and 2013, we sold 25,000 and 260,000 units (the “Units”), respectively, for $1.00 per Unit, receiving net proceeds of $24,956 and $227,645, respectively.  Each Unit consists of  (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.

Warrants

In connection with the sale of the Units during nine months ended July 31, 2013, the placement agents earned warrants to acquire 78,000 shares of common stock consisting of 26,000 warrants exercisable at $1.00 per share, 26,000 warrants exercisable at $1.50 per share and 26,000 warrants exercisable at $2.00 per share.  Each warrant expires five years from the date of issuance.   We valued these warrants at $17,160 using the Black Scholes option-pricing model.   We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital.   The placement agents voluntarily agreed to forgo the earning of warrants in connection with the Unit sale that took place during the nine months ended July 31, 2014.

As of July 31, 2014, we had 6,358,358 warrants outstanding with weighted average remaining lives of 31 months and a weighted average exercise price of $1.44.

Stock Options

On November 1, 2013, we issued a non-statutory stock option to acquire up to 200,000 shares of common stock with an exercise price of $1.00 per share to a consultant for providing certain services as defined in the consulting agreement.  The option expires 7 years from the date of grant. The options vest as follows: (i) as to 100,000 options, vesting shall occur 1/3 on each one year anniversary date of the consulting agreement  (“Vesting 1”) and (ii) as to 100,000 options, vesting shall occur upon the closing of certain transactions as defined in the agreement at a rate of 2 stock options for each $100 received by the Company in a deal or transaction resulting from the efforts of the consultant (“Vesting 2”).  We valued this option at $58,400 using the Black Scholes option-pricing model using the following assumptions: option life 5 years, risk free interest rate 1.37%, and annualized volatility of 78.9% based on a peer group of publicly traded common stocks.  Stock options issued to non-employees are remeasured at each reporting date and the cumulative expense is adjusted based on the remeasured grant. We are recognizing expense for this option as the underlying services are provided, ratably over 36 months for Vesting 1, and upon the occurrence of a vesting event for Vesting 2.  For the three and nine months ended July 31, 2014, we recognized $2,433 and $7,300, respectively, of expense for this option which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

In April 2014, we issued stock options to acquire 1,200,000 shares of common stock to certain employees and consultants with an exercise price of $1.00 per share.  The options expire 7 years from the date of grant. The options vest under terms ranging from immediately to 1/3 on each anniversary date from the date of grant.  We valued these options at $352,800 using the Black Scholes option-pricing model using the following assumptions:  option life 5 years, risk free interest rate 1.65%, and annualized volatility of 78.9% based on a peer group of publicly traded stocks.  We are recognizing expense for these options over the respective vesting periods.  For the three and nine months ended July 31, 2014, we recognized $56,066 and $169,583, respectively, of expense for these options which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

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

Warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Three and Nine Months Ended July 31,
	2014	2013

Warrants	6,358,358	5,422,858
Stock options	1,400,000	—
Convertible debt*	766,667	66,667

*Assumes Bridge Note conversion price of $1.00 per share see Note 4 for conversion price calculations.

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

	Nine Months Ended July 31,
	2014	2013
Interest	$435	$561
Income taxes	—	—

(9)  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

We have an agreement with an entity controlled by our chief executive officer for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement.  In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of our CEO is capped at $1 per annum effective January 1, 2014.  However, our chief executive may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice.  Under the original terms, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month was $15,000. During the three and nine months ended July 31, 2014, we were billed $0 and $20,000, respectively, under the Synthetica Agreement.  During the three and nine months ended July 31, 2013, we were billed $33,900 and $117,600, respectively, under the Synthetica Agreement. At July 31, 2014 and October 31 2013, $67,600 and $47,600, respectively, is included in accrued compensation on the accompanying condensed consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the Company to optimize its cash flow.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman for operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.   Effective January 2014, the fees for this agreement were capped at $1.00 per year. During the three and nine months ended July 31, 2014, we were charged $0 and $10,000, respectively, under this agreement.  During the three and nine months ended July 31, 2013, we were charged $20,100 and $75,100, respectively, under this agreement which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  At July 31, 2014 and October 31, 2013, $49,000 and $39,000, respectively, is included in related party payables on the accompanying condensed consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by our Board chairman, to allow the Company to optimize its cash flow.

Contributed Services

As discussed above, effective January 1, 2014, the Company’s chief executive officer and Board chairman began to provide their services for $1 per year.  The fair value of those services has been recorded as an expense in the accompanying condensed consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to additional paid in capital. The fair value of the services was estimated based on the terms of the respective agreements prior to January 1, 2014. Contributed services were $45,000 and $90,000, respectively, for the three and nine months ended July 31, 2014.

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

In December 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.  For the three and nine months ended July 31, 2014, we were charged $38,625 and $142,087, respectively, by CSMC under this agreement which is included in research and development costs on the accompanying condensed consolidated statements of operations. For the three and nine months ended July 31, 2013, we were charged $87,000 and $195,884, respectively, by CSMC under this agreement.  As of July 31, 2014, $258,091 is reflected as payable on the accompanying condensed consolidated balance sheets.  Work under the agreement concluded during the three months ended July 31, 2014.  As discussed in Note 3, we have deferred payments under this agreement in order to extend our cash balance.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

We have a lease agreement for office space with a third party (the “Office Lease”) that expires on May 31, 2015.  For the three month periods ended July 31, 2014 and 2013, we recorded $9,434 and $10,950, respectively, of rent expense under the Office Lease which is included in general and administrative expense on the accompanying condensed consolidated statements of operations.  For the nine months ended July 31, 2014 and 2013, we recorded $31,880 and $30,392, respectively, of rent expense under the Office Lease.

Commitments under non-cancelable operating leases are as follows as of July 31, 2014:

Year Ended October 31,
2014	$ 8,100
2015	10,800
$ 18,900

(10)  SUBSEQUENT EVENTS

In August 2014, Dr. Randolphe Swenson, Jr. was elected to serve as a member of the Board of Directors. In consideration of his agreement to serve as a member of the Board of Directors, the Company granted to Dr. Swenson non-qualified options to purchase for five (5) years 50,000 shares of common stock at an exercise price of $1.00 per share, which options are deemed immediately vested.

The Company also entered into a Consultation and Securities Compensation Agreement between the Company, on the one hand and Dr. Swenson, pursuant to which Dr. Swenson was engaged to serve as a consultant to the Company for a term of six (6) months, to oversee and supervise an executive search to recruit a new CEO under the direction and supervision of the Board of Directors.

Pursuant to the Consultation and Securities Compensation Agreement and in consideration of his services as a consultant to conduct a CEO recruitment search, the Company (i) granted to Dr. Swenson non-qualified stock options exercisable for five (5) years to purchase an aggregate of 25,000 shares of common stock at an exercise price of $1.00, and (ii) conditioned on the Company successfully engaging a new CEO on terms acceptable to the Board of Directors during the term of Mr. Swenson’s consultancy, in its sole discretion, agreed to grant to Mr. Swenson additional non-qualified stock options exercisable for five (5) years to purchase an additional 35,000 shares of common stock at an exercise price of $1.00 per share.  All of such options will be fully vested and exercisable upon grant.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014, the Company’s cash balance was  $219,035 compared to $13,822 at October 31, 2013.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended July 31, 2014 and 2013.

	Nine Mos. Ended July 31, 2014	Nine Mos. Ended July 31, 2013
Net Cash Used in Operating Activities	$ (426,061)	$ (585,986)
Net Cash Provided by Investing Activities	—	—
Net Cash Provided by Financing Activities	631,274	227,645
Net Increase (Decrease) in Cash and Cash Equivalents	205,213	(358,341)

Operating Activities

During the nine months ended July 31, 2014, $426,061 of cash was used in operating activities which primarily represents cash operating expenses.   As discussed elsewhere in this Quarterly Report, we have been deferring payments to our officers, certain professionals and CSMC to minimize cash used in operating activities in order to extend our cash on hand until such time that we can raise additional capital.

Investing Activities

During the nine months ended July 31, 2014, no cash was provided by or used in investing activities.  As of July 31, 2014, we had no material commitments for capital expenditures.

Financing Activities

During the nine months ended July 31, 2014, $631,274 of cash was provided by financing activities, consisting primarily of net proceeds from the sale of Bridge Notes.

Management’s Outlook

As of July 31, 2014, our cash balance was $219,035.  Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through at least the end of the fiscal year.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for accrued research and development expenses.  Additionally, certain key professionals such as legal counsel have also had payments deferred and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.

To raise sufficient capital to fund the Company’s business plan, we plan on filing a registration statement with the Securities and Exchange Commission (the “SEC”) for an initial public offering of the Company’s securities.  No assurance can be given that this effort will be successful or adequately capitalize the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2014 COMPARED TO THREE MONTHS ENDED JULY 31, 2013

Research and Development

During the three months ended July 31, 2014, research and development expense decreased by $50,095 or 38% compared to the prior year period.  The decrease in research and development expense is the result of reduced activity under the CSMC research agreement which concluded during the three months ended July 31, 2014.

General and Administrative

General and administrative expense increased by $165,028 or approximately 112% for the three months ended July 31, 2014 compared to the prior year period.  The increase in expense is primarily the result of an increase in share-based compensation expense related to stock options and investor relations.

Loss from Operations

As a result of the factors described above, the loss from operations for the three months ended July 31, 2014, increased by $114,933 compared to the prior year period.

Other Expense

For the three months ended July 31, 2014, other expense increased by $94,791 compared to the prior year period. The increase in other expense is the result of interest expense related to the Bridge Notes sold during 2014.

Net Loss

As a result of the factors described above, we recorded $490,114 of net loss for the three months ended July 31, 2014 compared to a $280,669 net loss for the prior year period.

NINE MONTHS ENDED JULY 31, 2014 COMPARED TO NINE MONTHS ENDED JULY 31, 2013

Research and Development

During the nine months ended July 31, 2014, research and development expense decreased by $45,635 or 14% compared to the prior year period.  The decrease in research and development expense is the result of reduced activity under the CSMC research agreement which concluded during the three months ended July 31, 2014.

General and Administrative

General and administrative expense increased by $409,681 or approximately 88% for the nine months ended July 31, 2014, compared to the prior year period. The increase in expense is primarily the result of an increase in share-based compensation expense related to stock options and investor relations.

Loss from Operations

As a result of the factors described above, the loss from operations for the nine months ended July 31, 2014, increased by $364,046 compared to the prior year period.

Other Expense

For the nine months ended July 31, 2014, we recorded other expense of $120,202 compared to $561 for the prior year period. The increase in other expense is the result of interest expense related to the Bridge Notes sold during 2014.

Net Loss

As a result of the factors described above, we recorded $1,268,145 of net loss for the nine months ended July 31, 2014 compared to a net loss of $784,458 in the prior year period.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  The Company has adopted ASU 2014-10 effective with the filing of this Quarterly Report on Form 10-Q.

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

Subsequent Events

In August 2014, Dr. Randolphe Swenson, Jr. was elected to serve as a member of the Board of Directors. In consideration of his agreement to serve as a member of the Board of Directors, the Company granted to Dr. Swenson non-qualified options to purchase for five (5) years 50,000 shares of common stock at an exercise price of $1.00 per share, which options are deemed immediately vested.

The Company also entered into a Consultation and Securities Compensation Agreement between the Company, on the one hand and Dr. Swenson, pursuant to which Dr. Swenson was engaged to serve as a consultant to the Company for a term of six (6) months, to oversee and supervise an executive search to recruit a new CEO under the direction and supervision of the Board of Directors.

Pursuant to the Consultation and Securities Compensation Agreement and in consideration of his services as a consultant to conduct a CEO recruitment search, the Company (i) granted to Dr. Swenson non-qualified stock options exercisable for five (5) years to purchase an aggregate of 25,000 shares of common stock at an exercise price of $1.00, and (ii) conditioned on the Company successfully engaging a new CEO on terms acceptable to the Board of Directors during the term of Mr. Swenson’s consultancy, in its sole discretion, agreed to grant to Mr. Swenson additional non-qualified stock options exercisable for five (5) years to purchase an additional 35,000 shares of common stock at an exercise price of $1.00 per share.  All of such options will be fully vested and exercisable upon grant.

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

As of July 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

ARROGENE, INC

Date:	September 11, 2014	By:	/s/ Maurizio Vecchione
Maurizio Vecchione, Principal Executive Officer

Date:	September 11, 2014	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber, Principal Financial and Accounting Officer