Form 10-K
period 2014-10-31
ARROGENE, INC
filed 2016-04-25
CIK 1403792

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

8560 West Sunset Blvd., Suite 400, Los Angeles, CA 90069

(Address of principal executive offices)

(424) 274-4791 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [ ]  No [x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]  No [ x ]

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

 Large Accelerated Filer [  ]Accelerated Filer                    [  ]

             Non-accelerated Filer     [  ]Smaller Reporting Company [X]

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 20, 2016, there were 22,215,860 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K (this “Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Arrogene, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate”, “project” and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

•adequacy of our financial resources;

•strategic business relationships;

•statements about our future business plans, strategies and prospects;

•anticipated operating results and sources of future revenue;

•our organization's growth;

•anticipated regulatory approval paths and timeframes;

•our intellectual property and related license agreements;

•the efficacy of our technology;

•our marketing plans and strategy;

•development of new products and markets;

•competitive pressures;

•changing economic conditions; and

•expectations regarding competition from other companies.

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

Reverse Merger

As a result of the Reverse Merger, the shareholders of ANI received 12,660,000 shares of Company common stock or approximately 86% of the then issued and outstanding common shares of the Company after the transaction. Further, ANI warrant holders received identical common stock purchase warrants in the Company. Additionally, immediately after the Reverse Merger, the officers of ANI became the officers of the Company. For accounting purposes, the Reverse Merger has been treated as an acquisition of the Company by ANI (the accounting acquirer) and a recapitalization of ANI.

Overview of the business

The Company was founded to commercialize new cancer treatment science and imaging targeting technology as well as a proprietary molecular delivery platform designed to interfere with those targets in order to inhibit and finally eradicate tumor progression. The Company is the exclusive licensee of certain intellectual property rights owned by Cedars Sinai Medical Center (“CSMC”) in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging. Since 2009, CSMC has been granted seven patents by the United States Patent and Trademark Office with three other patents pending, and two Japanese patents. All related patents and patent rights of CSMC are subsumed within our License.

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

The founders of Arrogene were principally involved in the research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies (the “Technology”). Our founders include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova,  Dr. Eggehard Holler,  and Dr. Alex Ljubimov.  Work on Polycefin has involved seven years of development based on financial support of CSMC, over $17,400,000 of grants funded from the National Institute of Health (NIH)  and the National Cancer Institute (NIC), and over $20,000,000 from other foundations and organizations.

Our Science

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

Using clinical material from 65 patients with brain gliomas, we found an inverse correlation between Laminin-411 overproduction, patients’ survival and time of recurrent development (Ljubimova et al., Cancer, 2004).   In 2007, our founders, in their capacity as researchers at CSMC, started a clinical trial to examine a possible clinicopathological use of Laminin-411 as a diagnostic tool for advanced brain glioma and as a prognostic indicator that could predict disease recurrence. The study of the expression of Laminin-411 and Laminin-421 was performed this time with the paraffin-embedded archival material routinely used in all pathological laboratories. This trial has been completed, with more than 300 cases of human tumors analyzed. The data, which has been published, shows that this protein is overproduced in more than (85%) of grade IV gliomas and its production is correlated with poor patient survival, as compared to patients whose tumors predominantly contain a normal isoform, Laminin-421. As a result, we are in the process of exploring licensing this new test as a Laboratory Developed Test and we are currently in negotiations with a partner for delivery of this test into clinical practice. Additionally, we have conducted protocol development and have furthered our clinical trial to measure the range of application for Laminin 411.

Beyond diagnostic and prognostic applications, we believe that our discovery of Lamin 411’s role in tumor growth can be exploited together with our Polycefin technology towards novel tumor inhibiting treatments. We are currently working on the technology allowing us to combine antisense oligonucleotides against two Laminin-411 chains on one nanopolymer (Polycefin) molecule and target them specifically to tumor cells. As a result, we were able to stop brain glioma and HER2/neu breast cancer growth in mice without harming other unaffected organs (Ding et al., Proc Natl AScad Sci USA, 2010, J Control Release, 2013). This appears to be a superior approach to using antibody blocking because, due to being buried in basement membranes, laminins may not be accessible enough to the antibodies in real-life tumors to obtain a therapeutic effect. Our goal is to use our nanopolymer Polycefin to block Laminin-411 production in primary and metastatic brain and breast tumors. Importantly, due to special chemical groups on the polymer backbone, it can deliver the antisense drugs to the tumor cells specifically, largely avoiding non-cancer cells. Our published results to date show the feasibility of this approach.

The challenge for all drugs is to maximize the net clinical benefit by increasing the desired therapeutic effect and reducing adverse effects. This is especially difficult in cancer, where the goal is to destroy or inhibit growth of cancer cells without damaging similar healthy cells. The first generation of cancer drugs were cytotoxic chemotherapies, such as Taxotere, which achieved limited selectivity by targeting mechanisms responsible for cell proliferation, a key characteristic of cancer cells. The mechanisms responsible for cell proliferation are also a property of healthy cells, which can lead to significant adverse effects when healthy cells are destroyed. Biopharmaceutical companies have developed more selective drugs, which we refer to as targeted therapies, such as Herceptin and Gleevec by targeting proteins found at higher levels on the surface of cancer cells or by inhibiting dysregulated biochemical pathways inside cancer cells. More recently, drugs such as Kadcyla have increased efficacy by linking toxins and antibodies to deliver targeted cytotoxicity. While these newer drugs were an improvement in targeting cancer cells relative to normal tissue, there continues to be a need to develop drugs with increased net clinical benefit.

We believe Polycefins can represent the next stage in the evolution of cancer therapy based on its ability to deliver combinational therapy agents against multiple cancer targets. Polycefins are nano-bio-polymers bound to therapeutic payloads through a programmable release control mechanism and are designed to target tumors at four levels: tissue, cellular and intracellular and molecular. Polycefins also contain controlled mechanisms for controlled payload activation as well for active penetration of key biological barriers needed to treat diseases such as the central nervous system, (the brain).  We believe that Polycefins are the first platform to enable simultaneous multi targets as well as multi payload delivery, making them uniquely suited for personalized medicine and for targeted combinational therapy.  We believe that Polycefins have the potential to significantly increase the net clinical benefit of the therapeutic payloads and result in efficacy and safety not currently achievable through other therapeutic approaches.

Our lead Polycefin drug candidate, AG-101, is a brain cancer specific nanodrug featuring combinational therapy for primary brain cancer (glioblastoma multiforme), and also for primary and metastatic lung and triple negative breast cancers. The active therapeutics feature of AG-101 is a combination of antisense oligonucleotides to inhibit Laminin 411 and wild EGFR and mutated EGFRvIII.

Our Strategy

Our goal is to become a leading biopharmaceutical company developing and commercializing targeted nanomedicines to address significant unmet medical needs, with an initial focus on treatments for cancer. The critical components of our business strategy include:

•

Develop our lead drug candidate, AG-101, initially in Primary and Metastatic Brain tumors. AG-101 is nearing Phase 1 trials for the treatment of primary and metastatic brain cancer. This trial will be a single-arm, open label study designed to evaluate efficacy and safety in these specific tumor types, so that we can move into pivotal Phase 1 and 3 trials where we will seek to establish the superiority of AG-101 versus conventional therapies. We intend to petition the FDA to grant “rare disease” designation for our AG-101 target, which if granted, will streamline the scope and size of the required clinical trials. We are also developing a regulatory strategy whereby we expect to use the 505(b)(2) FDA approval pathway and conduct a single Phase 2 & 3 trial for each indication using similar criteria for approval as our original AG-101. The 505(b)(2) approval pathway would enable us to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of AG-101 when we submit our new drug application, or NDA, to the FDA. We will also evaluate the development of AG-101 in other oncology indications, including breast cancer, and in combination with other cancer therapies.

•

Develop and commercialize Polycefins in collaboration with leading biopharmaceutical companies. In addition to our internal development programs, we will actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop Polycefins incorporating therapeutic payloads from their proprietary product portfolios. We have begun negotiations for collaborations with industry leaders, although we do not expect to be able to enter into collaboration agreements until we can announce data pursuant to our clinical trials.

•

Leverage our nanomedicine platform to develop a pipeline of high value Polycefins. The modularity of our technology allows us to efficiently expand our pipeline of Polycefins, both on our own and in collaboration with others, through various combinations of targeting ligands and therapeutic payloads, and also enables us to move into therapeutic areas beyond oncology, such as inflammatory, infective and cardiovascular diseases.

•

Capitalize on drug candidates with established drug development history to accelerate development and regulatory pathway. Where possible we seek to reduce the risk, cost and time associated with drug development by capitalizing on the known efficacy, safety and established drug development history of therapeutic payloads that have already been approved and others with promising attributes that have been deemed unsuitable for further development in their untargeted form. We seek to develop Polycefins that could be eligible for accelerated regulatory pathways, such as 505(b)(2), fast track designation, accelerated approval, priority review and breakthrough product designation.

•

Commercialize proprietary Polycefins, including AG-101, directly in the United States and with collaborators outside the United States. We have retained the worldwide rights to AG-101, AG-102 and AG-103 and expect to initially maintain similar rights with respect to other proprietary Polycefins we develop. We intend to build a focused oncology sales organization to market FDA-approved Polycefins in the United States. Outside the United States, we expect to rely on collaborators to commercialize proprietary approved Polycefins.

•

Continue to extend and protect our product technology and Polycefins through our intellectual property portfolio. We seek to protect our medicinal engineering platform through  issued U.S. patents and U.S. patent applications that we own or license, in some cases with foreign counterparts relating to elements of our Polycefin candidates, as well as know-how and trade secrets relating to the design and manufacturing of our Polycefins. We expect to file additional patent applications as we apply our technology to new targets and therapeutic payloads. In addition, we believe the heightened regulatory requirements for generic nanomedicines strengthen the protection afforded by our intellectual property portfolio.

Product Pipeline and Platform

We intend to use our medicinal nanobiopolymeric platform to develop Polycefins in several therapeutic areas, with an initial focus on the treatment of various types of cancer. In addition, we will seek to enter into collaboration agreements with several major biopharmaceutical companies to develop and commercialize Polycefins that are based on our collaborators’ proprietary therapeutic payloads.

Evolution of Targeted Therapies

A further step in the evolution of targeted therapies is antibody drug conjugates, or ADCs. ADCs consist of an antibody or antibody fragment and a chemically linked toxin. ADCs are designed to target antigens that are exclusively or preferentially expressed on the surface of cancer cells. The antibody causes the ADC to bind to the target cancer cells, where the ADC is required to be internalized by the cell in order to break the chemical link and release the toxin to kill the target cell. Because of the targeting, ADCs are expected to produce lower side effects and a greater net clinical benefit as compared to the toxin alone. Examples of ADCs include Adcetris, which is approved to treat relapsed and refractory Hodgkins lymphoma, and Kadcyla, which is approved to treat metastatic breast cancer.

The advent of targeted therapies has represented a major advance in the fight against important diseases including cancer. In some instances targeted therapies have displaced cytotoxic agents in standard cancer regimens and in others targeted therapies are now used in combination with cytotoxins. However, many targeted therapies are subject to the same limitations as cytotoxic agents, and despite the commercial and clinical success of targeted therapies, we believe the industry is increasingly recognizing potential limitations associated with these therapies, including:

•

Many molecularly-targeted therapies are directed toward cellular processes that are essential for cancer cell survival and proliferation, but also play important roles in normal cells. Because targeted drugs distribute throughout the body in much the same way as cytotoxic drugs, their clinical utility is often limited by toxicity.

•

The limited payload capacity of standard monoclonal antibody therapies requires that ADCs carry highly toxic payloads, restricting the universe of payloads that can be delivered. Most current ADCs in clinical development or on the market use one of a few highly toxic molecules such as maytansine, calicheamicin or aurastatin.

•

Since ADCs require the internalization of the antibody and the cleavage of the link between the antibody scaffold and the payload, ADCs must be targeted to antigens that are internalized by cancer cells at a rate sufficient to result in an effective intracellular concentration of the toxin.

As a result of these limitations, there continues to be a need to develop targeted therapies with increased net clinical benefit.

The Emergence of Nanomedicine

Recently, there has been a growing interest in the development of therapeutics using nanotechnology. Nanotechnology is the science and engineering of manipulating matter at the nanometer scale—one nanometer is one billionth of a meter. Nanomedicine is the medical application of nanotechnology to develop therapeutics with clinically useful chemical, physical and biological properties. There are several nanomedicine platforms at various stages of development or commercialization, many of which have limitations. Notable platforms include albumin nanoparticles, liposomes and polymeric nanoparticles.

•

Albumin nanoparticles utilize the plasma protein albumin to formulate therapeutic agents. Abraxane is an albumin nanoparticle paclitaxel that does not contain Cremophor, an excipient used in conventional solvent-based formulations of paclitaxel, such as Taxol. Abraxane has been effective at improving the net clinical benefit compared to conventional paclitaxel formulations by eliminating the side effects associated with the Cremophor and enabling higher dosing of paclitaxel. However, Abraxane has not been clinically shown to target any specific cellular target. The albumin nanoparticles separate from the paclitaxel upon administration, which then distributes widely throughout all tissues.

•

Liposomes encapsulate a therapeutic payload within a lipid shell. Liposomes can cross the walls of new or defective blood vessels and accumulate at the site of the disease. For example, Doxil, liposomal doxorubicin, has been approved for the treatment of multiple types of cancer and has been effective at improving the net clinical benefit by reducing cumulative cardiotoxicity and enabling a longer treatment period. Despite the success of Doxil, the widespread adoption of liposomal technologies has been limited by the difficulty in encapsulating different therapeutic payloads within the lipid shell and controlling their release. Liposomes have also proven difficult to manufacture at commercial scale.

•

Polymeric nanoparticles utilize synthetic polymers to attempt to create therapeutics that concentrate at the site of disease while minimizing exposure to healthy tissue, thereby increasing net clinical benefit. Polymeric nanoparticles vary with respect to whether they physically entrap or chemically attach the therapeutic payload to the polymer, the presence or absence of targeting ligands and the type of synthetic polymer used. Polycefins are a member of this class of targeted therapies; however this drug family is based on natural biopolymer, polymalic acid (PMLA). Arrogene developed the technology to obtain FDA approved purity (98-99%) of PMLA and demonstrated non-toxic, non-immunogenic and biodegradable properties of PMLA nanoplatform with end metabolic products such as H2O and C2O (Fig. 1).

Fig.1 Polymalic acid favorable pharmaceutical properties in terms of full biodegradebility.

We believe that third generation (targeted) nanomedicines hold the promise of combining the targeting specificity of ligands such as monoclonal antibodies/peptides with applicability of traditional small molecule drugs and other therapeutics, thereby increasing the net clinical benefit for the treatment of cancer and other pathological conditions (Fig2).

Liposome
Nanoparticle
Gold Nanoparticle
Au
Third generation of Nano-based Carriers for Disease Detection and Therapy
Micelle
Drug
Targeting Agent
Imaging Agent
Linker
Carbon Nanotube
Polymer- Conjugate
Dendrimer
Markman et al, 2013 *Adv Drug Deliv Rev*, 65:1866-1879

Fig 2.  Targeted nanomedicines that are in clinical practice.

Polycefins

We believe Polycefins represent the next stage in the evolution of targeted therapies and nanomedicine. Polycefins are polymeric nanoparticles that incorporate multiple therapeutic payloads for molecular combinational therapy with multiple targeting agents enabling crossing multiple bio barriers, targeting of the diseased tissue and cancer cells, and provide for the controlled and timely release of the therapeutic payload, generally inside a target.

Prolonged circulation and membrane passage. We design Polycefins with the ability to target and pass through many of the critical biological barriers that insulate disease cells from access.

Multi Targeting/ Bio Barriers crosing. We design Polycefins with specific pharmaceutical properties intended to target tumors at four levels: 1. tissue (bio barriers), 2. cellular, 3. intracellular and 4. Molecular Fig.3:

1.  Tissue targeting is achieved by engineering active passage through blood vessels, (such as the Brain Blood Barrier/Brain Tumor Barrier). Using the physical and chemical properties—size, shape and surface properties—of Polycefins to allow it to escape through gaps in the blood vessels surrounding tumors and other disease sites. 2. Cellular targeting is achieved using multiple proprietary targeting ligands on the surface of the Polycefin that bind to specific cell surfaces or tissue markers and receptors. 3. We have demonstrated that our Polycefins can pass through intracellular structures (endosoms) and are released into the cancer cell matrix where drugs can fight against cancer cells proliferation or vitability. We design Polycefins with specific activation mechanism that provide for the controlled and timely release of the therapeutic payload only once the payload has penetrated inside the target tumor cell. 4. When AONs are escaped into the cellular cytoplasm they inhibit tumor specific proteins laminin-411 and wild EGFR and mutated EGFRvIII synthesis in vitro and in vivo. The following diagram depicts the mechanisms of tissue targeting and cellular targeting Fig 3.

Fig. 3. Mechanism of Polycefins (Ag-101) action at four levels: 1. Tissue (bio barriers), 2. Cellular, 3. Intracellular and 4. Molecular. The Polycefin drug AG101 inhibits the syntheses of Laminin 411 and wild EGFR and mutated EGFRvIII.

By combining prolonged circulation, multi targeting and controlled and timely release of the therapeutic payload, Polycefins have the potential to significantly increase the net clinical benefit associated with the therapeutic payload and result in efficacy and safety currently not achievable through other therapeutic modalities.

Engineering of nanobioconjugated (Polycefins)

We develop Polycefins utilizing polymalic acid as our nanobiopolymer platform. We engineer combinatorial libraries of targeted nanomedicines with systematically varied properties, such as ligands, therapeutic payloads amount and release profile, using a synthesis and nano conjugation fabrication process. We design Polycefin to balance circulation time and payload release rate with effective targeting and binding for a particular cell or tissue target. We believe our platform allows us to advance a Polycefin using an existing targeting ligand into preclinical testing in approximately four to six months after identifying a therapeutic payload.

Therapeutic Payloads

We have engineered Polycefin that incorporate therapeutic payloads with a range of physicochemical properties. We have demonstrated in preclinical studies that these Polycefins can improve tumor growth suppression, achieve higher concentrations of the payload in tumors compared to the payload administered in conventional form, and have pharmacokinetics and tolerability differentiated from their therapeutic payloads.

AG-101

Our lead nanodrug candidate, AG-101, is a Polycefin that targets primary and metastatic brain cancers by inhibiting EGFR and Laminin 411 simultaneously.  The nanosize of our drug is 20 nm, which is optimum for blood–brain barrier (BBB) or blood–brain tumor barrier (BTB) and cellular delivery. Effective treatment of brain tumors should be possible with drug delivery through BBB/BTB and targeting specific types of brain cells with drug release into the cell cytoplasm. Our AG-101 drug passes through the BTB and tumor cell membrane using anti-transferring receptor (anti-TfR) monoclonal antibodies with unique ability of targeting the BTB and tumor cells. The polymeric drug inhibits tumor angiogenesis by specifically blocking the synthesis of a tumor neovascular trimer protein, laminin-411, and tuor proliferative marker EGFR by attached Morpholino antisense oligonucleotides (AONs). The AONs oligonucleatides are released into the target cell cytoplasm via pH-activated trileucine, an endosomal escape moiety. The availability of a systemically active polymeric drug delivery system that passes through the BTB, targets tumor cells, and inhibits glioma growth gives hope for a successful strategy of glioma treatment. This delivery system with drug release into the brain-specific cell type could be useful for treatment of various brain pathologies. We expect to enter Phase 1 clinical trials to evaluate the safety and level of clinical activity of AG-101.

AG-101 Market Opportunity

As survival rates for primary cancers improve, increasingly significant percentiles of the patient population are developing metastatic forms of these cancers, which are often found late stage and have few or no treatment options. Arrogene estimates that 40% of breast and 75% of lung primary cancers metastasize to the brain, based on published studies.  Polycefin’s ability to pass through the tumor’s Brain Tumor Barrier (“BTB”), which is the part of brain blood barrier (“BBB”), could make it ideally suited for use as a diagnostic and/or therapeutic to treat such metastatic cancers, and these might present early market opportunities.

It is estimated that approximately 207,000 new cases of breast cancer and 204,000 cases of lung cancer are diagnosed every year in the U.S.  Additionally there are between 120,000 and 140,000 annual cases of secondary brain cancers, according to various published sources. Based on these patient populations, and certain price and dosage assumptions, we have estimated that the total market potential for Polycefin based therapeutics products for primary and metastatic brain cancers (gliomas) could exceed $30 billion annually.

AG-101 Development

We have completed most preclinical development of AG-101 and are preparing to submit an IND to the FDA.

Phase 1 and Clinical Development Plan

Our overall objective for AG-101 is to establish it as a safe and effective new cancer therapy with superior efficacy in brain gliomas to current clinical standard Temozolomide (brand names Temodar and Temodal and Temcad), an oral chemotherapy drug used for brain gliomas.

As a result, are planning to seek approval to initiate Phase I clinical trials of AG-101 at the Q3W dosing schedule in a 20 patient open label, single arm, single-center trial designed to determine the safety and efficacy of AG-101 as measured by objective response rate in patients with late stage brain gliomas who have failed one prior platinum-containing chemotherapy regimen for advanced or metastatic

This clinical trial is expected to take approximately 12 months to enroll, and can be conducted at a single clinical site in the United States. If we obtain favorable results in these Phase 1 studies, we plan to initiate pivotal trials of AG-101. We anticipate these will be head-to-head randomized Phase 2 trials of AG0-101 compared to Temozolomide (plus radiation) in these indications and will be designed to demonstrate the superiority of AG-101.

Phase 1 Clinical Development

We plan to conduct a Phase 1 clinical trial evaluating AG-101 in patients with advanced and metastatic solid brain tumors at Q3W and Q1W dosing schedules.

The study will be designed to enroll individual cohorts of one to three patients at a starting dose and, if no dose limiting toxicities, or DLTs, are observed, the dose is increased to the next pre-specified dose level for the next cohort of patients until a maximum tolerated dose is identified. As long as there is no disease progression, patients will be allowed to stay on drug; however, since the starting dose will typically sub-therapeutic we expect patients’ tumors in the early cohorts to continue to grow. In the Q3W portion of the study, we will evaluate dose levels ranging from [3.5 mg/m 2 to 75 mg/m 2]. The Q3W portion of the study will enroll 15 patients with a variety of advanced malignancies.

The Phase 1 study will also evaluate preliminary anti-tumor activity. Anti-tumor activity was assessed every other dose cycle using the criteria established by Response Evaluation Criteria in Solid Tumors (“RECIST”). RECIST is a set of published rules that define when cancer patients improve, stay the same or worsen during treatments.

We expect to retain clinical trial expertise to assist us with the above efforts and our plans could change based on the advice of such experts once retained.

Preclinical Development

We have developed important related intellectual properties surrounding tumor biomarker Laminin-411 as a diagnostic, prognostic and treatment biomarker for number of tumors. Laminins are the major components of basement membranes that are orderly sheet-like structures secreted by cells to separate several cell types from one another. Laminins play key roles in cell adhesion, polarity, movement, and differentiation. They form a family of related but distinct proteins. Like all laminins, Laminin-411 is comprised of three chains, a4, b1, and g1 (hence the name). In normal tissues, Laminin-411 expression is almost negligible in blood vessels. At the same time, vessels in some organs, like breast and brain, predominantly contain another, closely related, isoform, Laminin-421 (a4b2g1). Our scientists were the first to demonstrate that during tumor development, Laminin-411 (formerly, laminin-8) is produced in excessive amounts, while the normal Laminin-421 gets suppressed, causing a shift from “normal” to “tumor” laminin (Ljubimova et al., Cancer Res, 2001; Fujita et al., Breast Cancer Res, 2005). Laminin-411 has been implicated in cell migration and increased production of some cancer stem cell proteins. In general, abnormal interactions between tumor cells and laminins are among major traits of various cancers. Taken together, the data presented above suggest that by blocking the production of Laminin-411, one may expect to slow down or arrest tumor growth and inhibit cancer cell spread, as well as possibly suppress cancer stem cells thereby diminishing chances of disease relapse.

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

We completed preclinical studies in mice, rats and started toxicity study on non-human primates to evaluate the accumulation of AG-101 at the targeted disease site, the effects of prolonged circulation of AG-101 and the impact of AG-101 on tumor size and growth. The performance of AG-101 in these preclinical studies suggests that AG-101 is highly differentiated from, and superior to, Temozolomide as well as other standard of care drugs for brain gliomas.

During our collaboration with the FDA/NIH Nanotechnology Characterization Laboratory we characterized Polycefin and showed that Polycefin (a) is not hemolytic; (b) does not induce platelet aggregation; (c) does not induce plasma coagulation; (d) complement activation by Polycefin is about 4 times lower than that caused by market standard Doxil. This provides strong support for our pending IND.

We plan to complete the pharmacokinetics and toxicitity of AG-101 in cynomolgus monkeys, as a precursor to FDA IND submission.

We have also shown that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient. Additionally, in vivo treatment has shown effectiveness against more than one, widely different, type of cancers: HER2/neu positive breast cancer, EGFR positive Triple Negative Breast Cancer (TNBC) and Glioblastoma, suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics (Inoue et al, Cancer Research 2011, Inoue et al, PlosOne 2012, Ding et al, J Control Release 2013).

Beyond diagnostic and prognostic applications, we believe that our discovery of Lamin 411’s role in tumor growth could be exploited together with our Polycefin technology towards novel tumor inhibiting treatments. Our Laminin 411 inhibition is a key mechanism of action in AG-101, using combinational antisense oligonucleotides against Laminin-411 and EGFR on one nanopolymer (Polycefin) molecule, and target them specifically to tumor cells.

AG-101 Regulatory Pathway

We expect to seek to qualify AG-101 for rare/orphan-disease designation with the FDA. The Orphan Drug Act (ODA) provides for granting special status to a drug or biological product (“drug”) to treat a rare disease or condition upon request of a sponsor. This status is referred to as orphan designation (or sometimes “orphan status”). For a drug to qualify for orphan designation both the drug and the disease or condition must meet certain criteria specified in the ODA and FDA’s implementing regulations at 21 CFR Part 316. Orphan designation qualifies the sponsor of the drug for various development incentives of the ODA, including tax credits for qualified clinical testing. A marketing application for a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated. The granting of an orphan designation request does not, however, alter the standard regulatory requirements and process for obtaining marketing approval.

It is our intention to also pursue breakthrough therapy designation with the FDA for AG-101. We believe that we can justify this status by the lack of viable alternative treatments for brain cancers and the high mortality associated with them.

The FDA may also accelerate the approval of a designated breakthrough therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a breakthrough therapy may request the FDA to designate the drug as a breakthrough therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a breakthrough therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Some Polycefins might also qualify for the FDA’s 505(b)(2) regulatory pathway as well as the European Medicines Agency’s, or EMA’s, hybrid application pathway, which would allow an abbreviated pathway to approval for the use of Polycefin for additional cancer indications as a targeted delivery of existing pipeline drugs. Section 505(b)(2) of the Federal Food Drug & Cosmetic Act, or FDCA, enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. Section 505(b)(2) NDAs often provide an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved products. To the extent that we not chemically modify but physically encapsulate an active therapeutic with existing approvals in our Polycefin, this pathway would allow us to reference both preclinical and clinical information that was part of the original registration filing on the active drug, and would allow for potential approval based on a single pivotal trial designed with the same endpoints as the reference compound. However, unlike most 505(b)(2) pathway approaches, we will be powering our pivotal trials with the goal of demonstrating superiority over conventional therapies. In this way, the 505(b)(2) pathway offers us the opportunity to obtain FDA approval for other Polycefins based on already approved drugs, at a lower cost and in a shorter period of time than is typically possible for new chemical entities.

Collaborations

In addition to our internal development programs, we also consider opportunities to collaborate with recognized biopharmaceutical companies to develop Polycefins incorporating therapeutic payloads from their proprietary product portfolios.

We generally consider each of the following criteria when evaluating a potential collaborator and its proposed therapeutic payload:

•	The physical and chemical properties of the proposed therapeutic payload are well suited for encapsulation and release in an Polycefin;

•	The therapeutic payload has high therapeutic potential for addressing an important unmet medical need;

•	The therapeutic payload is highly validated in its original, untargeted form;

•	The collaborator possesses substantial resources and capabilities for contributing to the development and commercialization of our collaboration product;

•	The collaborator places strategic importance on our collaboration product in their portfolio;

•	The collaborator is committed to our project as demonstrated by the sponsorship of their executive management; and

•	The collaborator values our relationship and ongoing input in the development of the collaboration product.

We expect to continue to maintain a close research collaboration with CSMC’s Nanomedicine Research Center. The Nanomedicine Research Center was established in August, 2011 to create and bring to the clinical practice new generation of nanomedicine imaging agents and drugs which are cancer specific for precise diagnostic and highly anti-cancer effective. Polycefin was developed at the center. The Nanomedicine Research Center is part of the NIH/NCI Alliance for Nanotechnology in Cancer 2010-2015, which engages the nation’s leading nanomedicine centers in a collaborative effort aimed at accelerating use of nanotechnology to advance cancer diagnosis, treatment and prevention.

We are conducting pre-clinical studies in collaboration with the Toxicology Research Laboratory, a GLP operated, AAA LAC International accredited facility, and an independent contract research organization (CRO) located within the University of Illinois at Chicago (UlC). The Laboratory has conducted many preclinical toxicology programs on potential therapeutic agents and other chemicals. Entities such as the National Cancer Institute, the World Health Organization, the U.S. Army Medical Research and Development Command, and several biotechnology, pharmaceutical, and agricultural companies utilize the expertise and commitment of the interdisciplinary Toxicology Research Laboratory team for their clinical research effort.

We have also had an existing collaboration with the Nanotechnology Characterization Laboratory, (NCL). Working in concert with the National Institute of Standards and Technology (“NIST”) and the U.S. Food and Drug Administration (“FDA”), the National Cancer Institute (“NCI”) established the Nanotechnology Characterization Laboratory to perform preclinical efficacy and toxicity testing of nanoparticles. The NCL serves as a national resource and knowledge base for all cancer researchers to facilitate the regulatory review of nanotechnologies intended for cancer therapies and diagnostics. By providing the critical infrastructure and characterization services to nanomaterial providers, the NCL accelerates the transition of basic nanoscale particles and devices into clinical applications, thereby reducing suffering and death from cancer. The NCL has fully characterized our nanoplatform and a number of Polycefins in pipeline, including our AG-101 formulation.

Manufacturing

We have a pilot manufacturing facility at our Los Angeles location where we conduct process development, scale-up activities and assemble the manufacturing equipment in a non-GMP environment. We do not own or operate GMP manufacturing facilities for the production of any of our drug candidates, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, therapeutic payload and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of commercial supplies of any of our drug candidates if they are approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more backup manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

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

Research and Development

We are currently utilizing the laboratory at CSMC for research and development activities as provided for in the License.  As of this time we do not employ any full time research and development personnel directly, although key personnel at CSMC are consultants to the Company. It is our plan to expand the development effort by employing or supporting CSMC hiring of certain technical resources.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  If adequate funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.  In 2012, we entered into an agreement with CSMC to support certain activities within the laboratory necessary to prepare compounds.  This project was completed during 2014.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our medicinal nanoengineering technologies, integrated research, clinical and manufacturing capabilities, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of AG-101and any other drug candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutics payload in for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the therapeutic payload contained in AG-101. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high.

There are also a number of products in late stage clinical development to treat solid tumors. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for AG-101 or any other drug candidate for which we obtain marketing approval.

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cancer diagnostics and therapeutic fields, we will be competing with a number of smaller biotechnology companies that are focused on cellular or nano-technological therapy technologies to treat cancers, which may include among others Arrowhead Research Corp., Applied Nanotech Holdings, Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology, Immunocellular Therapeutics and Osiris Therapeutics and Bind Therapeutics and Envisia Therapeutics and Liquidia Technologies. Northwest Biotherapeutics is developing a dendritic cell-based vaccine treating brain tumors and Celldex Therapeutics has recently completed a Phase II clinical trial to treat glioblastoma with their cancer vaccines, and other companies may also be developing vaccines of this type.

Intellectual Property

Patents and Proprietary Rights

We actively seek to protect our medicinal nanomedicine platform technology, which we consider important to our business, including by pursuing patents relating to our products and compositions, their methods of use and the processes for their manufacture, as well as any other relevant inventions and improvements that are commercially important to the development of our business and are eligible for patent protection. We attempt a layered approach by seeking multiple different patents or patent applications on different aspects of Polycefin. We also rely on trade secrets that may be important to the development of our business.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business; defend our patents; preserve the confidentiality of our trade secrets; and operate without infringing the patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

As of March 31, 2016, we owned or had exclusive license to the issued and pending U.S. patents listed below, 2 patents issued in Japan, and non-provisional patent applications that relate to our medicinal nanoengineering platform, as well as pending foreign counterparts to many of these patents and patent applications.  The exclusive licenses are, in some cases, limited to certain field of uses, generally the use in human diagnostics and therapeutic applications. Our owned and licensed patents and patent applications relate to our nanobiopolymer, nanobiopolymer compositions, nanobiopolymer with specific drugs, targeting ligands, methods of making nanobiopolymer, methods of making targeting ligands and methods of treating breast and brain cancer using our nanoparticles, the use of the nanobiopolymer for diagnostic imaging applications, the use of Laminin 411 as a novel biomarker, and the inhibition of Laminin 411 as a novel cancer inhibitor. We believe these patents and patent applications relate to advances in the nanobiopolymer field that are important for the development of a therapeutic nanoparticle. The issued patents generally are expected to expire between 2025 and 2030.

Our issued and pending U.S. patents are as follows:

1.U.S. Patent No. 7,547,511 “Antisense inhibition of laminin-8 expression to inhibit human gliomas”, granted June 16, 2009.

2.U.S. Patent No. 7,935,677 “Polymalic acid-based multifunctional drug delivery system”, granted May 3, 2011.

3.U.S. Patent No. 8,309,614 “Poly(b-L-malic acid) with pendant Leu-Leu-Leu tripeptide for effective cytoplasmic drug delivery”, granted November 13, 2012.

4.U.S. Patent No. 8,377,652 “Fermentative production and high grade preparative purification of long-chain poly (b-L-malic acid)", granted February 19, 2013.

5.U.S. Patent No. 8,562,964 “Polymalic acid-based multifunctional drug delivery system”", granted October 22, 2013.

6.U.S. Patent No. 8,785,371 “Drug delivery of temozolomide for systemic based treatment of cancer”, granted July 22, 2014.

7.U.S. Patent pending “Using overexpression of laminin alpha 4 chain as a diagnostic and prognostic indicator of gliomas”. Docket No CEDAR-45266.

8.U.S. Patent pending “Polymalic acid-based nanobiopolymer provides efficient systemic breast cancer treatment by inhibiting both HER2/neu receptor synthesis and activity”. Docket No. 61/428,402, Filed in December 30, 2011.

9.Polymalic acid-based nanoconjugates for imaging. Docket No. US 13/441,599, Filed in April 2012.

10.U.S. Patent PMLA Based Immuno-Nanoconjugates for Local and General Immune System Stimulation to Treat Primary and Metastatic Tumor Docket No CEDAR – 065472-000597PR00, Filed in March 2016.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application or PCT application.

In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The patent term of a patent that covers an approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the development and regulatory review process. To obtain a patent extension in the United States, the term of the relevant patent must not have expired before the extension application, the patent cannot have been extended previously under this law, an application for extension must be submitted, the product must be subject to regulatory review prior to its commercialization, and the permission for the commercial marketing or use of the product after such regulatory review period is the first permitted commercial marketing or use of the product. Some of the active ingredients in AG-101 have been previously approved and commercially marketed and, as such, we do not expect to be eligible for a patent term extension in the United States. If our future products contain active ingredients which have not been previously approved, we may be eligible for a patent term extension in the United States. If patent extensions are available to us outside of the United States, we would expect to file for a patent term extension in applicable jurisdictions.

Trade Secrets

We endeavor to maintain trade secret protection for certain aspects of our technology, primarily through non-disclosure and confidentiality agreements. In some situations, maintaining information as a trade secret is more appropriate than filing a patent application. Specifically, we have a number of trade secrets relating to identifying new Polycefins and to our Polycefins manufacturing process. With regard to manufacturing Polycefins, we believe that small changes in processing Polycefins can result in Polycefins with different properties. As a result, we expect the FDA and other regulatory bodies to require additional clinical data for approval of a generic Polycefin. As such, we believe that maintaining our manufacturing process as a trade secret will be helpful to maintaining our product exclusivity.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. AG-101 and any other drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.

United States Drug Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth and substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may seek advice and a recommendation from an external advisory committee as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require submission of additional clinical or other data and information which, upon agency review and interpretation, may or may not be deemed by the FDA to satisfy the criteria for approval. The FDA may also issue a “complete response” letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA.

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

In the recently enacted Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law requires the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes.

If approved by the FDA, the product’s use may be limited to specific diseases, dosages or indications. In addition, the FDA may require us to conduct additional testing post-approval, which may involve further nonclinical studies or clinical trials designed to further assess the drug’s safety and effectiveness and may require additional testing and surveillance programs to monitor the safety of the drug in the marketplace

Section 505(b)(2) Regulatory Pathway

New drugs must obtain FDA approval through an NDA prior to marketing in the United States. Most NDAs are submitted under Section 505(b)(1) of the FDCA, where all clinical investigations supporting the safety and effectiveness of the drug product are conducted by or for the applicant. However, an NDA may also be submitted under Section 505(b)(2) of the FDCA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application.

Section 505(b)(2) NDAs often provide an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings from preclinical or clinical studies conducted for an approved product. The FDA may also require Section 505(b)(2) applicants to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations , commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of a generic drug or a new drug submitted for approval under a Section 505(b)(2) NDA. To the extent that the Section 505(b)(2) applicant is relying on findings of safety or efficacy for an already approved product, the applicant is subject to existing exclusivity for the reference product and is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that a generic applicant would. Specifically, applicants must certify to the FDA concerning any patents listed for the approved product in the Orange Book that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If an applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar but not identical benefits in that jurisdiction.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The FDA may also accelerate the approval of a designated breakthrough therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a breakthrough therapy may request the FDA to designate the drug as a breakthrough therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a breakthrough therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. We plan to explore these opportunities for AG-101 as appropriate for our targeted indications.

Post-Approval Requirements

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among other requirements, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require Phase 4 testing and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

United States Patent Term Restoration, Generic Nanomedicine Pathway and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, to obtain a patent extension in the United States, the permission for the commercial marketing or use of the product after the applicable regulatory review period must be the first permitted commercial marketing or use of the product. As some of the active ingredient in AG-101, has been previously approved and commercially marketed, we do not expect to be eligible for a patent term extension in the United States. If a future product contains an active ingredient which has not been previously approved, we may intend to apply for restoration of patent term for one of the U.S. patents relating to such product, depending on the expected length of the clinical trials, other factors involved in the filing of the relevant NDA, and the eligibility for patent term extension.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain competing marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, clinical investigations to support new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of any full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical and clinical trials necessary to demonstrate safety and effectiveness.

Other types of non-patent marketing exclusivity include orphan drug exclusivity under the Orphan Drug Act, which may offer a seven-year period of marketing exclusivity as described above, and pediatric exclusivity under the Best Pharmaceuticals for Children Act, which may add six months to existing exclusivity periods and patent terms. This six-month pediatric exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

In addition, regulatory authorities have established heightened requirements for the demonstration of equivalence between proposed generic drugs and therapeutics using certain nanomedicine platforms, such as liposomes and other nanoparticulate suspensions. We expect these requirements will apply to the development of generic Polycefin as well. We believe these additional regulatory requirements will strengthen the protection afforded by our intellectual property portfolio and present significant barriers to entry for potential generics.

Fraud and Abuse Laws

We will also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include: the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning letters;
•	product seizures;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices, or GLPs, or other applicable regulations;

•	submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, and other applicable requirements to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

As part of the IND, an IND sponsor must submit to the FDA the results of preclinical tests, which may include laboratory evaluations and animal studies, together with manufacturing information and analytical data, and the proposed clinical protocol for the first Phase of the clinical trial of the drug. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a “clinical hold” because of safety concerns or perceived procedural deficiencies. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may begin. A clinical hold may be imposed by the FDA at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, must also review and approve each new clinical protocol and patient informed consent form prior to commencement of the corresponding clinical trial at each institution where a trial is to be performed.

Human clinical trials are typically conducted in three sequential Phases that may overlap or be combined:

Phase 1 :  The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

Phase 2 :  Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3 :  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the end-of-Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

If a drug is intended to treat a serious or life threatening condition for which there is an unmet medical need, a company may request that the FDA consider the drug for a fast track development program at the time of submitting its IND or at any time prior to receiving marketing approval. The fast track program is designed to facilitate the development and expedite the review of a new drug for the treatment of specific conditions. If the FDA agrees that the drug meets the criteria for fast track development for treatment of one or more conditions, it will grant fast track status.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, or BPCA, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles, and submit reports of the studies. A Written Request may include studies for indications that are not currently in the labeling if the FDA determines that such information will benefit the public health. The FDA will accept the reports upon its determination that the studies were conducted in accordance with and are responsive to the original Written Request or commonly accepted scientific principles, as appropriate, and that the reports comply with the FDA’s filing requirements.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license application and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

As part of the FDASIA, Congress made a few revisions to BPCA and PREA, which were slated to expire on September 30, 2012, and made both laws permanent.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;
•	reporting of adverse experiences with the drug;
•	providing the FDA with updated safety and efficacy information;
•	drug sampling and distribution requirements;
•	notifying the FDA and obtaining its approval of specified manufacturing or labeling changes; and
•	complying with FDA promotion and advertising requirements.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Reimbursement

Sales of our product candidates, if approved, will depend, in part, on the extent to which physicians believe our products are efficacious and cost effective. The costs of most drugs used during surgical procedures are typically included in the cost of the procedure and are not reimbursed as separate expenses by third-party payors, such as government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The containment of healthcare costs has become a priority for federal and state governments.

We expect that there will continue to be a number of federal and state proposals to limit the growth of healthcare costs, including the cost of treatment regiments and hospital stays. The adoption of other legislative or regulatory proposals could have a material adverse effect on our business, financial condition and profitability.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Other United States Regulations

Pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals.

Anti-Kickback Laws

U.S. federal laws prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including the Centers for Medicare & Medicaid Services, or CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services and various state agencies. These anti-kickback laws prohibit, among other things, knowingly and willfully Offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare industry.

The penalties for violating the anti-kickback laws can be severe. The sanctions include criminal and civil penalties, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the federal anti-kickback laws, and some apply to items and services reimbursable by any payor, including third-party payors.

State and Federal Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. Provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. The number of filings under these provisions has increased significantly in recent years. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each false claim. Conduct that violates the False Claims Act may also lead to exclusion from the federal healthcare programs. Given the number of claims likely to be at issue, potential damages under the False Claims Act for even a single inappropriate arrangement could be significant. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payors.

Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and state laws there are numerous regulations for protecting the privacy and security of protected health information. Additional administrative simplification provisions created the following new federal crimes: healthcare fraud, false statements relating to healthcare matters, theft or embezzlement in connection with a health benefit program and obstruction of criminal investigation of healthcare offenses. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including a private insurer. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. The theft or embezzlement statute prohibits knowingly and willfully embezzling, stealing or otherwise converting or misapplying the money or property of a healthcare benefit program. The obstruction of criminal investigations of healthcare offenses statute prohibits willfully preventing, obstructing, misleading or delaying the communication of information and records relating to a violation of a federal healthcare offense to a criminal investigator. A violation of any of these laws is a felony and may result in fines, or exclusion from the federal healthcare programs.

The Physician Payment Sunshine Act

The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Patient Protection and Affordable Care Act, or the ACA, requires applicable manufacturers of drugs, devices, biologicals, or medical supplies covered under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. The Final Rule implementing the Sunshine Act, published on February 8, 2013, requires data collection on payments to begin on August 1, 2013. The first annual report, comprised of data collected from August 1, 2013 to December 31, 2013, was due March 31, 2014. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1 million). We will be required to collect data on and report these payments.

Employees

As of October 31, 2014, we had no employees.  Our executive officers all work on a part time basis as contractors.  We also had one full-time administrative contractor due to our limited capital resources.  We also utilize several consultants who are focused on business and technical development. Our ability to expand our employee base to include full-time personnel in administration, research and development and business development is dependent on the availability of funding.

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

We have incurred cumulative net operating losses and negative cash flow since inception. We expect that the Company will continue to experience operating losses and negative cash flow for the foreseeable future, which will impact the financial results of Arrogene. Accordingly, our auditors have expressed substantial doubt about our ability to continue as a going concern.

We are a development stage company with no commercial products.

We are developing Polycefin, our lead drug candidate. Currently, we have no product candidates in our clinical development pipeline other than Polycefin and have no products approved for sale. We will not be able to file our IND for Polycefin with the FDA without additional funding. Thereafter, we expect to commence our initial clinical trials for Polycefin. Although we have begun pre-clinical and in vitro studies, we have not yet begun human clinical trials, and therefore, we are still many years from beginning to commercialize and market Polycefin or any other product candidate, if ever. We expect the clinical development of Polycefin will require significant additional effort, resources, time, and expenses prior to seeking FDA approval. Polycefin is not expected to be commercially available in the United States or outside the United States for several years, if ever.

We are heavily dependent on the success of our lead drug candidate, Polycefin, and we cannot provide any assurance that our lead drug candidate or other product candidates we may have in the future will be commercialized.

We intend to invest the vast majority of our time and financial resources in the development and commercialization of our lead drug candidate, Polycefin, which is currently in pre-clinical development. We cannot file our IND with the FDA without additional funding. Our future success depends heavily on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead drug candidate, which may never occur. We currently generate no revenues and incur substantial losses, and we may never be able to develop or commercialize a marketable drug.

Before we generate any revenues from product sales, we must complete preclinical studies and clinical trials for Polycefin, establish manufacturing capabilities that comply with the FDA’s cGMP requirements for manufacturing sterile drugs, receive approval from the FDA in the United States and other regulatory agencies in foreign jurisdictions, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We will not be permitted to market or promote Polycefin or any other product candidates we may have in the future, before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our other product candidates.

We have not previously submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. We cannot be certain that our lead drug candidate or any other product candidate will be successful in clinical trials or receive regulatory approval. Further, our lead drug candidate or any other product candidate may not receive regulatory approval even if our clinical trials are successful. If we do not receive regulatory approvals for our lead drug candidate or any other product candidate, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our lead drug candidate or any other product candidate, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize Polycefin in the United States, Canada, Europe and Japan. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials and commercial sales, pricing and distribution of our lead drug candidate or any other product candidate, and we cannot predict success in these jurisdictions.

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

We are subject to many of the risks common to developing enterprises, including undercapitalization, cash shortages, limitations with respect to financial, human and other resources, and insufficient revenue to be self-sustaining. There is no assurance that we will ever attain profitability.

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

We have established relationships with leading scientists around the world. We plan to formalize certain of these relationships by establishing a scientific advisory board. We believe that such relationships are key to establishing products using our technologies as a standard of care for various indications. We plan to enter into consulting agreements with our scientific advisory board members, but such agreements will likely provide for termination with 30 days’ notice. Additionally, there is no assurance that our current research partners will continue to work with us or we will be able to attract additional research partners. The inability to maintain and build on our existing scientific relationships could have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unsuccessful in establishing strategic licensing arrangements with strategic industry partners, our efforts to develop and commercialize our products will be more costly and involve significant delays.

Our product development plan relies upon our ability to join with strategic industry partners in licensing arrangements.  This approach would allow us to utilize the resources and scientific talent of our strategic licensing partners.  However, if we are not successful in establishing these relationships, we will be required to bear the cost of developing and commercializing our technology alone. As a result, we would expect that our future capital requirements would be significantly increased than presently projected, and the time to market materially delayed.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in receiving regulatory clearances to market any of our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products, which may result in greater physician awareness of their products as compared to ours.

•Information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share.

•Physicians may be reluctant to switch from existing treatment methods, including traditional therapy agents, to our products.

•The price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues.

•Our revenues may diminish if thirdparty payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

If any of our future marketed products were to experience problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.

If any of our current or future marketed products become the subject of problems, including those related to, among others:

•efficacy or safety concerns with the products, even if not justified;

•unexpected side effects;

•regulatory proceedings subjecting the products to potential recall;

•publicity affecting doctor prescription or patient use of the product;

•pressure from competitive products; or

•introduction of more effective treatments.

our revenues from such marketed products could decrease. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of a product, our revenues would significantly decline.

If we do not receive adequate thirdparty reimbursement for the sales of our products, we may not be able to sell such products on a profitable basis.

Sales of our products will depend, in part, upon the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar reimbursement sources, or reimbursed by government health administration authorities, private health coverage insurers and other thirdparty payors. Such thirdparty payors continue to aggressively challenge the prices charged for healthcare products and services. Additionally, federal and state governments have prioritized the containment of healthcare costs, and drug prices have been targeted in this effort. If these organizations and thirdparty payors do not consider our products to be costeffective, they may not reimburse providers of our products, or the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

Although we have potential products that appear to be promising at early stages of development, none of our potential products may reach the commercial market for a number of reasons.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drugs or devices that we can commercialize. It is possible that our potential products may never reach the market for a number of reasons. They may be found ineffective or may cause harmful sideeffects during preclinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured on a commercial scale basis and, therefore, they may not be economical to produce. Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We have a number of product candidates in various stages of development but do not expect the majority of them to be commercially available for a number of years, if at all.

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

Risks Related to Obtaining Regulatory Approval for our Product Candidates

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may not be eligible to participate in or may be required to withdraw from a clinical trial as a result of changing standards of care. The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

•reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•obtaining regulatory approval to commence a clinical trial;

•obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the same indication as our product candidates; and

•retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, side effects from the therapy or who are lost to further follow-up.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities, due to a number of factors, including:

•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

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

Clinical trials for our product candidates are expensive, time-consuming, uncertain and susceptible to change, delay or termination.

Clinical trials are very expensive, time-consuming and difficult to design and implement. Even if the results of our clinical trials are favorable, clinical trials usually continue for several years and may take significantly longer to complete. In addition, we, the FDA, an Institutional Review Board, or other regulatory authorities, including state and local, may suspend, delay or terminate our clinical trials at any time for various reasons, including:

•lack of effectiveness of our lead drug candidate or any other product candidate during clinical trials;

•discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;

•slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

•inadequacy of or changes in our manufacturing process or product formulation;

•delays in obtaining regulatory authorization to commence a study, including “clinical holds” or delays requiring suspension or termination of a study by a regulatory agency, such as the FDA, before or after a study is commenced;

•changes in applicable regulatory policies and regulations;

•delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

•delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

•unfavorable results from ongoing clinical trials and pre-clinical studies;

•failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for controlled substances;

•scheduling conflicts with participating clinicians and clinical institutions; and

•failure to design appropriate clinical trial protocols.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from the Polycefin planned clinical trials or receive poor clinical results for other product candidates, or the FDA chooses to block progress of the trials due to potential Chemistry, Manufacturing and Controls, or CMC, issues or other hurdles or does not approve our NDA for Polycefin, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan will be materially impaired, our reputation in the industry and in the investment community would likely be significantly damaged and the price of our stock would likely decrease significantly.

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

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues.  Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as cGMP, a regulatory agency may:

•issue warning letters or untitled letters;

•require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•impose other civil or criminal penalties;

•suspend regulatory approval;

•suspend any ongoing clinical trials;

•refuse to approve pending applications or supplements to approved applications filed by us;

*impose restrictions on operations, including costly new manufacturing requirements; or

*seize or detain products or require a product recall.

Our commercialization efforts will be greatly dependent upon our ability to demonstrate product efficacy in clinical trials. Pharmacies and other dispensing facilities will be reluctant to order our products, medical practitioners will be reluctant to prescribe our products, and third party payors reluctant to provide reimbursement for our products without compelling supporting data. While we believe that our products will be effective for our planned indications, there is no assurance that this will be proven in clinical trials.  The failure to demonstrate efficacy in our clinical trials, or a delay or failure to complete our clinical trials, would have a material adverse effect on our business, prospects, financial condition and operating results.

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

We may be subject to extensive regulations and may not obtain marketing approvals for products in Europe and other jurisdictions.

In addition to regulations in the United States, should we or our collaborators pursue marketing approvals for Polycefin internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

We expect to pursue marketing approvals for Polycefin in Europe and other jurisdictions outside the United States with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the United States regulatory and approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

If we, or our collaborators, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We have limited knowledge and experience with NDA studies and product applications and we may not be successful in obtaining FDA approvals for our lead drug candidate, Polycefin.

Currently, we have no products approved for sale.  We have not submitted an application for, or obtained any FDA approval for, any product through the NDA process. This lack of previous experience with NDA processes and requirements may impede our ability to obtain FDA approval in a timeframe consistent with our expectations and plans, or at all, for Polycefin. Failure to comply with FDA and other applicable regulatory requirements, either before or after product approval, may subject us to sanctions, including: warning letters, deficiency notifications, application denials, approval denials, requirements for additional pre-clinical and/or clinical studies, civil and/or criminal penalties, injunctions or suspensions of production, black box warnings and other product label requirements, loss of product approvals, product seizures, or recalls.

Risks Related to our Financial Condition

We require additional funding which may not be available on favorable terms or at all.

We will require additional funds to support our working capital and planned development requirements.  Adequate funds may not be available when needed or may not be available on favorable terms. If the Company raises additional funds by issuing equity securities or convertible debt securities, existing shareholders may be diluted or have their rights subordinated to newly-issued senior securities. If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

The future capital requirements of Arrogene depend upon many factors, including the following:

•the cost of testing and developing our technologies;

•the cost and timing of regulatory approvals;

•the rate at which we expand our operations; and

•the cost of commercializing our products.

Our limited operating history makes evaluating our business and future prospects difficult

We have a limited operating history and have financed our operations primarily through funding from sales of equity and convertible debt securities. We have incurred net losses since we began operations. Through October 31, 2014, we had a accumulated deficit of $6,384,743. These losses have resulted principally from costs incurred in connection with our research and development activities, pre-clinical tests and other regulatory activities, expanding and maintaining our intellectual property, and other general and administrative costs. We face considerable risks and difficulties as a company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition may be materially and adversely harmed. Additionally, our financial status creates substantial doubt about our ability to continue as a going concern.

We expect to incur significant additional operating losses over the next several years as we expand our research and development efforts, pre-clinical testing and clinical trials, human resources, and as we implement manufacturing, marketing and sales programs. In addition, as our development testing activities continue, our operating losses may increase. Further, this may result in negative cash flow in future periods as we fund operating losses and capital expenditures, and, therefore, will result in decreases in our working capital, total assets and stockholder's equity, which may not be offset by future financings. Our limited operating history makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Moreover, we do not have a product approved for commercial sale. We have limited experience as a newly formed research and development stage entity in the biopharmaceutical field, and our prospects must be considered in light of the fact that we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical or biotechnology areas. These risks include, but are not limited to, unforeseen capital requirements, delays in obtaining regulatory approvals, failure to gain market acceptance and competition from foreseen and unforeseen sources. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties encountered by companies in the early stage of development.

Our existing debt is in technical default

As of April 1, 2016, we had $1,060,000 in convertible debt instruments that are in technical default.  While the holders have not taken any actions related to this status, there is no assurance that they will not pursue collection in the future. Our plan is to have these holders exchange their debt for a new form of debt currently being offered for sale. In the event the holders were to take a collection action or refuse to exchange their existing debt for new debt, it could make it more difficult for us to raise additional funds, or require that the proceeds from a future capital raise be redirected to repay old debts.

Our operating results for the foreseeable future will depend significantly on our ability to fund our research and development programs for, obtain regulatory approval of, and to successfully commercialize Polycefin.

Polycefin is currently our only drug candidate. We may not receive revenues or royalties from commercial sales of Polycefin or any other drug in the foreseeable future, if at all.

Our development of Polycefin involves a high degree of risk. Many important factors affect our ability to successfully develop and commercialize Polycefin, including our ability to:

•demonstrate safety and efficacy of Polycefin at each stage of the clinical trial process;

•meet applicable regulatory standards and receive required regulatory approvals;

•obtain and maintain necessary patents and/or licenses;

•produce Polycefin in commercial quantities at reasonable costs;

•obtain reimbursement coverage for Polycefin;

•compete successfully against other products; and

•market Polycefin successfully.

We cannot assure you that we will successfully develop and commercialize Polycefin or that we will obtain required regulatory approvals for its commercialization. As a result, we may never generate revenues from Polycefin sales. To date, we have not generated any revenue from Polycefin or any other product and we do not know when, or if, we will generate any revenue in the future. We may never be able to successfully develop or commercialize Polycefin or any other product. Even if we do commercialize Polycefin or other product candidates in the future, we may incur significant sales, marketing, manufacturing and other general and administrative expenses, as well as continued research and development expenses. As a result, we cannot predict when we will become profitable, if at all, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of the common stock may decline, and, therefore, may negatively impact our ability to raise capital, invest in or expand our business, acquire additional products or licenses, commercialize our products, or continue our operations.

We will need additional funding to advance our clinical trial programs, launch and commercialize our lead drug candidate or any other product candidate.

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that our expenses will increase substantially as we move Polycefin into human clinical trials, and seek regulatory approval for Polycefin. If we obtain marketing approval for Polycefin or any other product candidate that we develop, license, or acquire, we expect to incur significant commercialization expenses related to pre-launch activities, regulatory compliance requirements, sales and marketing, manufacturing and distribution. Additionally, we may incur expenses directly related to license and product acquisitions.

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

Risks Related to our Intellectual Property

We will be dependent on the rights included in the License for all of our products.

Our business is dependent upon the intellectual property rights we have acquired through the License, and accordingly, we will have to continue to comply with the requirements of that agreement to maintain the license rights in full force and effect.  The License may be terminated if we fail to perform our obligations under the agreement in accordance with its terms including, but not limited to, our ability to make all payments due under the License as well as certain other development milestones. Our inability to continue to license these technologies will materially adversely affect our business, prospects, financial condition, and operating results. In addition, our strategy depends on the successful development of these licensed technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to market and sell our products, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.  We are currently in arrears in making payments to CSMC under a research and development agreement.  CSMC completed work under this agreement during fiscal year 2014. While these delinquent payments are not an event of default under the License, if they damage our working relationship with CSMC, CMSC may be less willing to cooperate with us on various fronts including development efforts and future License amendments.

CSMC may not agree to amend the License.

As noted above, the License requires us to achieve certain milestones. While we believe that we have achieved all of the required milestones under the License, in some instances, the achievement is subject to interpretation and ambiguous, including our belief that administrative expenses incurred in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology.  We are in negotiations with CSMC to amend the License to remove any ambiguity and confirm it is in good standing.  CSMC has provided us no notice indicating that they believe we are not in compliance with the License.  However, there is no assurance that we will be successful in amending the License to remove the ambiguity and confirm we have met all of the milestones, or if amended, that we will be able to comply with the amended terms.

If other companies claim that we infringe on their intellectual property rights, we may be subject to costly and timeconsuming litigation and delays in product introduction.

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

As we expand our patent portfolio, the cost of maintaining such patents will increase.  We cannot predict the future cost of maintaining our patents.  We may find ourselves in a position where we cannot afford to maintain all of the patents in our portfolio.

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

Risks Related to Owning Our Common Stock

There currently exists no public trading market for the Arrogene shares; and should a public trading market develop in the future, of which there can be no assurance, such trading will likely be subject to the “penny stock” rules.

There is currently no public trading market for Arrogene common stock and it is not quoted on the OTC Electronic Bulletin Board, a FINRA-sponsored and operated quotation system for equity securities, or OTCQB or OTC Pink electronic quotation systems run by OTC Markets Group Inc. Should a public trading market for the shares develop in the future, of which there can be no assurance, the shares will likely be quoted on the Bulletin Board, OTCQB or OTC Pink Sheets.  These are more limited trading markets than the Nasdaq Capital Market, and timely, accurate quotations of the price of our common stock may not always be available.  You may expect trading volume to be low in such a market.  Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

Arrogene’s common stock is currently not traded or listed on any market, and it is not eligible to have its shares listed on any stock exchange or on the NASDAQ Capital Market.  As a result, the trading market for our common stock, if any, will be on the over-the-counter market. The OTC market for securities has experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as new product developments and trends in our company's industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock and make it more difficult for investors to sell their shares.

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

Arrogene’s stock price may be volatile and as a result, investors could lose all or part of their investment.  The value of an investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•failure to meet sales and marketing goals or operating budget

•failure to achieve development goals

•failure to obtain regulatory approvals

•concerns regarding insufficient financial resources

•inability to create an active trading market for our common stock

•decline in demand for our common stock

•operating results failing to meet the expectations of securities analysts or investors in any quarter

•downward revisions in securities analysts' estimates or changes in general market conditions

•investor perception of our company's industry or prospects

•general economic trends

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

While we would like to undertake a public offering in the future that would qualify us for listing and trading on a national exchange (eg. NYSE MKT, LLC, formerly NYSE Amex or Nasdaq Capital Market), there can be no assurance that market conditions or our future performance will support such an effort.  Numerous factors, including market liquidity and demand for our stock, our ability to identify one or more underwriters willing to undertake such an offering, and general economic conditions, could adversely affect this effort.   If we are unable to complete a public offering, trading in our stock, if any, will continue on the volatile and illiquid over-the-counter market.  In addition, we may be required to curtail or delay our efforts to commercialize our technology and may have difficulty in meeting some of the financial milestones required under the License.

If a public market for our common stock develops, it may be volatile.  This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

If a market for our common stock develops, the market price for the shares may be significantly affected by factors such as variations in quarterly and yearly operating results, general trends in the pharmaceutical industry, and changes in state or federal regulations affecting us and our industry.  Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies.  Such broad market fluctuations may adversely affect the market price of our common stock, if a market for it develops.

Future share issuances to CSMC will have a dilutive effect on our shareholders.

The License requires us to issue additional shares of common stock to CSMC in the future for no additional consideration to ensure that CSMC will own 5% of the total issued and outstanding common shares.  This commitment continued until December 31, 2015.

Future issuances of our Common Stock could dilute current shareholders and adversely affect the market if it develops.

We have the authority to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock, without shareholder approval.  These future issuances could be at values substantially below the price paid for our common stock by existing shareholders, which would result in significant dilution to those shareholders.  In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval, which would not only result in further dilution to investors but could also depress the market value of our common stock, if a public trading market develops.

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

We have a significant number of options and warrants outstanding and we may issue additional options in the future to employees, officers, directors, independent contractors and agents.  Sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of October 31, 2014, we had outstanding options and warrants for the purchase of 1,450,000 and 6,358,358 shares of common stock, respectively.  Under the Arrogene 2012 Equity Incentive Plan (the “Plan”), we have the ability to grant awards of options to employees, officers, directors, independent contractors and agents.   The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares.  This could cause the market price of our common stock to decline.

We incur significant increased costs as a result of being a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting and other expenses that we did not incur as a private company.  We are subject to reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that are expected to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Of the 21,375,860 shares of our common stock outstanding as of October 31, 2014, approximately 8,257,913 shares are held by “non-affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards.

In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. If we elect to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We could remain an “emerging growth company” until the earliest to occur of earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this Offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Description of Property

The Company does not have any leased property.  We maintain a mailbox account with Regus that also provides for telephone answering at a cost of $129 per month.

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

Item 4. Mine Safety Disclosures

 Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 31, 2016, there were approximately 130 holders of record of 22,215,860 shares of the Company’s Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  Our Board of Directors has authorized the issuance of up to 6,000,000 shares of Series A Preferred Stock, of which 2.4 million shares were issued and outstanding at March 31, 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March 2012, our Board of Directors and a majority of shareholders approved the 2012 Equity Incentive Plan (the “2012 Equity Plan”).  There are 1,500,000 shares of Common Stock reserved for issuance under the 2012 Equity Plan.  As of October 31, 2014, 1,450,000 shares had been awarded pursuant to the Plan.

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,450,000	$1.00	50,000
Equity compensation plans not approved by security holders	0	NA	0
TOTAL	1,450,000	$1.00	50,000

Recent Sales of Unregistered Securities

None, except as previously reported.

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

Overview

The Company was founded to commercialize new cancer treatment science and imaging targeting technology as well as a proprietary molecular delivery platform designed to interfere with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee of certain intellectual property rights owned by Cedars Sinai Medical Center (“CSMC”) in Los Angeles, one of the nation’s premiere research institutions (the “License”).  CSMC has developed a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging. Since 2009, CSMC has been granted seven patents by the United States Patent and Trademark Office with three other patents pending, and two Japanese patents. All related patents and patent rights of CSMC are subsumed within our License.

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

The founders of Arrogene were principally involved in the research and development behind all critical discoveries and science at CSMC related to Polycefin and authored all the patents underlying the technologies (the “Technology”). Our founders include internationally acclaimed brain surgeon and scientist Dr. Keith Black, Dr. Julia Ljubimova,  Dr. Eggehard Holler,  and Dr. Alex Ljubimov.  Work on Polycefin involved seven years of development based on financial support of CSMC and over $17,400,000 of grants funded from the National Institute of Health (NIH)  and the National Cancer Institute (NIC), and over $20,000,000 from other foundations and organizations.

Our goal is to become a leading biopharmaceutical company developing and commercializing targeted nanomedicines to address significant unmet medical needs, with an initial focus on treatments for cancer. The critical components of our business strategy include:

Develop our lead drug candidate, AG-101, initially in Primary and Metastatic Brain tumors. AG-101 is nearing Phase 1 trials for the treatment of primary and metastatic brain cancer. This trial will be a single-arm, open label study designed to evaluate efficacy and safety in these specific tumor types, so that we can move into pivotal Phase 1 and 3 trials where we will seek to establish the superiority of AG-101 versus conventional therapies. We intend to petition the FDA to grant “rare disease” designation for our AG-101 target, which if granted, will streamline the scope and size of the required clinical trials. We are also developing a regulatory strategy whereby we expect to use the 505(b)(2) FDA approval pathway and conduct a single Phase 2 & 3 trial for each indication using similar criteria for approval as our original AG-101. The 505(b)(2) approval pathway would enable us to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of AG-101 when we submit our new drug application, or NDA, to the FDA. We will also evaluate the development of AG-101 in other oncology indications, including breast cancer, and in combination with other cancer therapies.

Develop and commercialize Polycefins in collaboration with leading biopharmaceutical companies. In addition to our internal development programs, we will actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop Polycefins incorporating therapeutic payloads from their proprietary product portfolios. We have begun negotiations for collaborations with industry leaders, although we do not expect to be able to enter into collaboration agreements until we can announce data pursuant to our clinical trials.

Leverage our nanomedicine platform to develop a pipeline of high value Polycefins. The modularity of our technology allows us to efficiently expand our pipeline of Polycefins, both on our own and in collaboration with others, through various combinations of targeting ligands and therapeutic payloads, and also enables us to move into therapeutic areas beyond oncology, such as inflammatory, infective and cardiovascular diseases.

Capitalize on drug candidates with established drug development history to accelerate development and regulatory pathway. Where possible we seek to reduce the risk, cost and time associated with drug development by capitalizing on the known efficacy, safety and established drug development history of therapeutic payloads that have already been approved and others with promising attributes that have been deemed unsuitable for further development in their untargeted form. We seek to develop Polycefins that could be eligible for accelerated regulatory pathways, such as 505(b)(2), fast track designation, accelerated approval, priority review and breakthrough product designation.

Commercialize proprietary Polycefins, including AG-101, directly in the United States and with collaborators outside the United States. We have retained the worldwide rights to AG-101, AG-102 and AG-103 and expect to initially maintain similar rights with respect to other proprietary Polycefins we develop. We intend to build a focused oncology sales organization to market FDA-approved Polycefins in the United States. Outside the United States, we expect to rely on collaborators to commercialize proprietary approved Polycefins.

Continue to extend and protect our product technology and Polycefins through our intellectual property portfolio. We seek to protect our medicinal engineering platform through issued and pending U.S. patents that we own or license, in some cases with foreign counterparts relating to elements of our Polycefin candidates, as well as know-how and trade secrets relating to the design and manufacturing of our Polycefins. We expect to file additional patent applications as we apply our technology to new targets and therapeutic payloads. In addition, we believe the heightened regulatory requirements for generic nanomedicines strengthen the protection afforded by our intellectual property portfolio.

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

Share-Based Payments

We account for share-based payment costs at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. For stock options, the estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We will consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  We adopted ASU 2014-10 during the third quarter of our year ended October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2014, the Company’s cash balance was $37,007 compared to $13,822 at October 31, 2013.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended October 31, 2014 and October 31, 2013.

	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013
Net Cash (Used in) Operating Activities	$ (571,589)	$ (753,550)
Net Cash Provided by Investing Activities	—	—
Net Cash Provided by Financing Activities	594,774	227,645
Net Increase (Decrease) in Cash and Cash Equivalents	23,185	(525,905)

Operating Activities

During the year ended October 31, 2014, $571,589 of cash was used in operating activities which primarily represents cash operating expenses to principally support continued pre-clinical development, drug synthesis, and administrative activities.

Investing Activities

During the year ended October 31, 2014, there were no cash flows from investing activities.  As of October 31, 2014, we had no material commitments for capital expenditures.

Financing Activities

During the year ended October 31, 2014, $594,774 of cash was provided by financing activities which primarily represents the net proceeds from the sale of Bridge Notes.

Management’s Outlook

Management believes that existing cash on hand, combined with net proceeds of $258,675 received from the sale of Bridge Notes in December 2014 and March 2015, along with the $750,000 in proceeds received from the sale of the Convertible Promissory Notes in February 2016, will be sufficient to fund the Company’s planned activities through at least October 31, 2016.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for amounts owed under a research and development agreement.  Additionally, certain key professionals such as legal counsel have also had payments deferred and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.   Further, as of April 1, 2016, all of the Bridge Notes are currently past due.  We plan on converting the majority, if not all, of the Bridge Notes into Convertible Promissory Notes but there is no assurance that we will be successful in these efforts.  If we are not successful in converting the Bridge Notes into Convertible Promissory Notes, it could hinder our ability to sell additional Convertible Promissory Notes, or limit the proceeds from the sale of such notes that are available to fund our ongoing operations.

We plan to continue the sale of Convertible Promissory Notes to fund our operations until a longer term financing can be consummated.  Our Board has authorized the sale of up to an additional $3.25 million in Convertible Promissory Notes excluding those sold in March 2016.  No assurance can be given that these efforts will be successful or adequately capitalize the Company.

The success of our business will depend in great part on our ability to conduct research and development on the technology covered by the License.  Our plan forecasts the need for additional capital beyond the next twelve months even if we sell the maximum number of Bridge Notes authorized.   Our ability to conduct research and development activities is greatly dependent upon our financial resources.  No assurance can be given that the necessary financing will be available on terms acceptable to us, if at all.  If adequate additional funds are not available when required, we may have to delay, scale-back, or eliminate certain aspects of our research, testing and/or development activities.

In the event that we cannot raise sufficient capital within the required timeframes, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or could force the Company out of business.

RESULTS OF OPERATIONS

Research and Development

During the year ended October 31, 2014, research and development expenses decreased by $166,643 or 37% compared to the prior year.  The decrease in research and development expense is primarily due to activities under the research agreement with CSMC supporting pre-clinical development of Polycefin and synthesis of drug candidates.

General and Administrative

General and administrative expense increased by $432,257 or approximately 61% for the year ended October 31, 2014 compared to the prior year.  The increase in expense was the net result of increased non cash share-based payment expense related to stock options and investor relation services as well as legal fees associated with our intellectual property partially offset by reduced compensation and consulting expenses..

Loss from Operations

As a result of the factors described above, the loss from operations for the year ended October 31, 2014, increased by $265,614 compared to the prior year period.

Other Expense

For the year ended October 31, 2014, we recorded other expense of $211,644 compared to $839 for the prior year. The increase in expense between years is due to interest expense recorded on the Bridge Notes including amortization of debt discount and offering costs.

Net Loss

As a result of the factors described above, we recorded $1,632,904 of net loss for the year ended October 31, 2014 compared to a net loss of $1,156,485 in the prior year.

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

ARROGENE, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting FirmF-2

Financial Statements:

 Consolidated Balance SheetsF-3

 Consolidated Statements of OperationsF-4

 Consolidated Statement of Changes in Stockholders' Equity (Deficit)F-5

 Consolidated Statements of Cash FlowsF-6

Notes to Consolidated Financial StatementsF-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrogene, Inc.

We have audited the accompanying consolidated balance sheets of Arrogene, Inc. (a Delaware enterprise) and subsidiary (the “Company”) as of October 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2014, and 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrogene, Inc., and Subsidiary as of October 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended October 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated cash flows from operations since inception, has incurred continuing losses, has a negative working capital balance and has accumulated a deficit at October 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

/s/ Rose, Snyder & Jacobs, LLP

Encino, California

April 19, 2016

ARROGENE, INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2014 AND 2013

ASSETS	2014	2013

Current assets:
Cash and cash equivalents	$37,007	$13,822
Prepaid expenses and deposit	13,592	13,709
Debt offering costs	65,244	—
Total current assets	115,843	27,531

Property and equipment, net of accumulated depreciation of $4,011 and $2,992 at October 31, 2014 and 2013, respectively	686	1,705

Total assets	$116,529	$29,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$244,990	$85,280
Payable to CSMC	158,391	229,003
Bridge notes, less discount of $99,330	600,670	—
Accrued legal fees	93,998	50,518
Related party payables	49,000	39,000
Common stock payable	246,400	59,733
Other accrued liabilities	189,677	18,117
Convertible notes	10,000	10,000
Total current liabilities	1,593,126	491,651

Total liabilities	1,593,126	491,651

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,375,860 and 21,350,860 shares, respectively, issued and outstanding	2,138	2,135
Additional paid-in capital	4,906,008	4,287,289
Accumulated deficit	(6,384,743)	(4,751,839)
Total stockholders’ equity (deficit)	(1,476,597)	(462,415)
Total liabilities and stockholders’ equity (deficit)	$116,529	$29,236

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

 STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	2014	2013

REVENUE:	$—	$—

OPERATING EXPENSES:
General and administrative	1,135,519	703,262
Research and development	285,741	452,384
	1,421,260	1,155,646

Loss from operations	(1,421,260)	(1,155,646)

OTHER EXPENSE:
Interest	(211,644)	(839)
	(211,644)	(839)

NET LOSS	$(1,632,904)	$(1,156,485)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,371,819	21,304,860

LOSS PER SHARE:
Basic and diluted	$(0.08)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	Preferred Stock		Common Stock			Deficit Accumulated during the Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total
BALANCES, October 31, 2012	--	$ --	21,090,860	$ 2,109	$ 4,059,670	$ (3,595,354)	$ 466,425
Sale of Units at $1.00 per Unit	--	--	260,000	26	227,619	--	227,645
Net loss	--	--	--	--	--	(1,156,485)	(1,156,485)
BALANCES, October 31, 2013	--	--	21,350,860	2,135	4,287,289	(4,751,839)	(462,415)
Sale of Units at $1.00 per Unit	--	--	25,000	3	24,953	--	24,956
Stock option compensation expense	--	--	--	--	217,266	--	217,266
Bridge note warrants	--	--	--	--	205,800	--	205,800
Placement agent warrants	--	--	--	--	35,700	--	35,700
Contributed services	--	--	--	--	135,000	--	135,000
Net loss	--	--	--	--	--	(1,632,904)	(1,632,904)
BALANCES, October 31, 2014	--	$ --	21,375,860	$ 2,138	$ 4,906,008	$ (6,384,743)	$ (1,476,597)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,632,904)	$ (1,156,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt placement costs and debt discount	170,609	--
Share-based payment expense	403,933	37,333
Contributed services	135,000	--
Depreciation expense	1,019	1,566
(Increase) decrease in prepaids and deposit	117	(689)
Increase in accrued liabilities	350,637	364,725
Net cash used in operating activities	(571,589)	(753,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units	24,956	227,645
Net proceeds from sale of Bridge Notes	569,818	--
Net cash provided by financing activities	594,774	227,645

Net increase (decrease) in cash	23,185	(525,905)
Cash and cash equivalents at the beginning of year	13,822	539,727
Cash and cash equivalents at the end of year	$ 37,007	$ 13,822

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013

(1)BUSINESS, OVERVIEW, BASIS OF PRESENTATION AND CONSOLIDATION

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

The Company was founded to commercialize both new cancer treatments and imaging targeting technology as well as a proprietary molecular delivery platform that interferes with those targets in order to inhibit and finally eradicate tumor progression.  The Company is the exclusive licensee to certain intellectual property rights owned by Cedars Sinai Medical Center (“CSMC”) in Los Angeles, one of the nation’s premiere research institutions (the “License”).  The licensed technology consists of a family of related nano-biopolymers conjugates (collectively referred to here as Polycefin™), believed capable of acting as a drug delivery and targeting platform for cancer therapy and imaging.  We also have developed important related intellectual properties surrounding tumor biomarker Laminin 411.  Laminins are the major components of basement membranes that are orderly sheet-like structures secreted by cells to separate several cell types from one another.  Laminins play key roles in cell adhesion, polarity, movement and differentiation.

Our strategy is to develop Polycefin and Laminin 411 into both a diagnostic/prognostic product line as well as therapeutics with both product lines targeting tumors, with an initial focus on brain, breast and lung cancers including the metastatic forms of the latter two. Based on the pre-clinical scientific results from these initial indications, we might expand our indications to other types of cancer indications as well as other diseases that could benefit from Polycefin’s ability to target disease cells or pass through the Brain Tumor Barrier. Our product development plan focuses on delivering a diagnostic product line first, due to the relatively shorter regulatory approval process associated with diagnostic imaging agents in comparison to therapeutics.

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

(2)  GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred operating losses, and as of October 31, 2014, had an accumulated deficit of $6,384,743.   Further, as of October 31, 2014, our cash balance was only $37,007 and we had a working capital deficit of $1,477,283. These conditions raise substantial doubt about our ability to continue as a going concern.

In December 2014 and March 2015, we sold an aggregate of $350,000 in Bridge Notes (defined below) receiving net proceeds of $258,675 after payment of offering expenses. Management believes that existing cash on hand will be sufficient to fund the Company’s planned activities through at least December 31, 2015.  This assumes that we continue to defer payment of certain liabilities to our officers but allows for some payments to be made to CSMC for amounts owed under a research and development agreement (See Note 4).  Additionally, certain key professionals such as legal counsel have also had payments deferred and the proceeds from the Bridge Notes will allow for some partial payments of these deferred balances but not payment in full.  While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member, or the loss of CSMC as a research partner, could have a material adverse effect on the Company’s business prospects.

In February 2016, we commenced an offering of up to $4,000,000 in convertible promissory notes (“Convertible Promissory Notes”).  The Convertible Promissory Notes bear interest at 10% per annum, are convertible into shares of common stock at $1.00 per share, and principal and accrued interest are due and payable five years after the initial closing of the offering.  In February 2016, we sold $750,000 in Convertible Promissory Notes receiving $750,000 in net proceeds as there were no offering costs associated with this tranche.  Management believes that these proceeds will be sufficient to fund our planned operations through at least October 31, 2016.

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

(3)SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment is recorded at historical cost, and is comprised of computer equipment and software. Depreciation and amortization of property and equipment is provided in amounts sufficient to relate the cost of the related assets to operations over their estimated service lives using the straight-line method.  The useful lives of the assets are three years.  Depreciation and amortization expense amounted to $1,019 and $1,566 for the years ended October 31, 2014 and 2013, respectively.

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

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings.  We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which we must record a liability.  Interest and penalties totaled $0 and $0 for the years ended October 31, 2014 and 2013, respectively.  We file income tax returns in the U.S. federal jurisdiction and with the State of California. We have not filed income tax returns for the years ended October 31, 2012 and 2013, however, as no taxes are due, we do not believe these non-filings will have a material impact on our financial statements.   We are still subject to income tax examinations by the State of California and the IRS for all tax years since the date of inception.  Since we have not recorded liabilities at October 31, 2014 and 2013, there is no impact to our effective tax rate.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

Share-Based Payments

We account for share-based payment costs at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. For stock options, the estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

Shares of common stock from the exercise of warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Years ended October 31,
	2014	2013

Convertible debt*	766,667	66,667
Warrants	6,358,358	6,308,358
Stock Options	1,450,000	--
Common shares issuable under investor relations agreement	440,000	--

* Assumes Bridge Note conversion price of $1.00 per share see Note 5 for conversion price calculations.

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

We had no financial assets or liabilities subject to fair value measurement at October 31, 2014 or 2013.

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:	Years ended October 31,
	2014	2013
Interest	$453	$839
Income taxes	--	--

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which eliminates the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Additionally, ASU 2014-10 eliminates the separate requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 and interim periods therein, with early adoption permitted.  We adopted ASU 2014-10 during the third quarter of our year ended October 31, 2014.

(4)LICENSE AGREEMENT

On December 23, 2009, we entered into the License with CSMC for all underlying intellectual properties, including patents, patents pending and future patent rights related to Polycefin.  Pursuant to the License, CSMC will participate in the future revenue of the Company by virtue of a 3.5% royalty on gross revenues, as defined in the License, realized by the Company directly related to the licensed intellectual properties.  Further, we have the ability to enter into sub-licenses of the technology.  We have also been granted certain additional rights on future derivative intellectual properties developed by CSMC.  The CSMC Agreement expires on a country-by-country basis on the date that the last patent covered under the agreement expires (currently 2030).

The CSMC Agreement, as amended, requires us to achieve certain other milestones in order to maintain the agreement.  These include the following:

•Begin development or enter into a joint venture, licensing or sub-licensing agreement, or other business arrangement with a third party not an affiliate of the Company to cause development of at least one product consistent with sound business practices by December 31, 2012;

•Expend at least $500,000 in the aggregate toward the development or promotion of the sale of products based on the licensed patent rights or technical information commencing from the effective date of the agreement and continuing through and including December 31, 2012, and at least $1,000,000 annually thereafter, for further development or promotion of the sale of products through and including December 31, 2013;

•Provide to CSMC at least $150,000 (in aggregate) within at least a four year period to fund research and development of the licensed patent rights and technical information;

•On or before December 31, 2014, the Company shall have commenced a clinical trial or trials in connection with at least one intended commercial use;

We believe that we have achieved all of the required milestones under the CSMC Agreement but in some instances the achievement is subject to interpretation and ambiguous, including our belief that administrative expenses incurred in support of the Company’s business activities meet the definition of “development and promotion” of the licensed technology.  We are in negotiations with CSMC to amend the CSMC Agreement to remove any ambiguity and confirm it is in good standing.  CSMC has provided us no notice indicating that they believe we are not in compliance with the CSMC Agreement. Additionally, as discussed further in Note 9, we entered into a research and development agreement with CSMC that satisfies the milestone requirement described above regarding funded research at CSMC.  However, in order to extend the Company’s cash on hand, we have been deferring payment to CSMC of our obligations under the agreement.  During 2014, we resumed making periodic payments to CSMC but our outstanding balance with them remains delinquent.  Despite our delinquency, CSMC completed work under the agreement during 2014.  As of October 31, 2014, we had an outstanding liability to CSMC of $158,391 under the research and development agreement.

Further, in the event the Company issues or sells shares of common stock, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(5)  BRIDGE NOTES

During 2014, we sold an aggregate of $700,000 in bridge notes (the “Bridge Notes”), receiving net proceeds of $569,818 after payment of fees and offering costs.  The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes, or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share.   Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant (the “Bridge Note Warrant”).  Each warrant shall be exercisable to purchase shares of common stock at a price equal to the conversion price of the Bridge Notes and shall have a life of 5 years from the close of the offering.  If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

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

We evaluated the Bridge Note Warrants using the guidelines established by ASC 815 and determined that it did not meet the definition of a derivative due to the Company having no active market for its common stock.  We valued these warrants at $205,800 using the Black-Scholes option pricing model which we recorded as debt discount with a corresponding increase to additional paid in capital using the following assumptions: expected life 5 years, risk free interest rate 1.69% and annualized volatility 78.9%. We are amortizing the debt discount over the life of the Bridge Notes.  For the year ended October 31, 2014, we amortized $106,470 of debt discount which is included in interest expense on the accompanying consolidated financial statements.

We are also obligated to issue to the placement agents warrants to acquire shares of common stock equal to 10% of the securities underlying the Bridge Notes and Bridge Note Warrants (the “PA Bridge Note Warrants”).  The PA Bridge Note Warrants have a life of 5 years and are exercisable at the conversion price of the Bridge Notes and the exercise price of the Bridge Note Warrants, respectively.  We evaluated the PA Bridge Note Warrants using the guidelines established by ASC 815 and determined that they did not meet the definition of a derivative due to the Company having no active trading market for its common stock.  We valued the PA Bridge Note Warrants at $35,700 using the Black-Scholes pricing model using the following assumptions: expected life 5 years, risk free interest rate 1.69% and annualized volatility 78.9%.  We recorded the PA Bridge Note Warrants as a debt offering cost on the accompanying consolidated balance sheet.  We are amortizing the PA Bridge Note Warrants over the life of the Bridge Notes.  For the year ended October 31, 2014, we amortized $19,117, of PA Bridge Note Warrants which is included in interest expense on the accompanying condensed consolidated financial statements.

The effective rate of the Bridge Notes after taking into account the Bridge Note Warrants and PA Bridge Note Warrants is 44.5%.

Subsequent to year end, we sold an additional $350,000 in Bridge Notes.  See Note 10.

(6)CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes. The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets.  We did not repay the Convertible Notes by the maturity date and the notes were therefore technically in default.  During the year ended October 31, 2012, agreed to reduce the conversion price of the Convertible Notes to $.15 per share. $10,000 of Convertible Notes remains outstanding as of October 31, 2014.  On an as converted basis, as of October 31, 2014, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.

(7)STOCKHOLDERS’ EQUITY

Common Stock

On August 29, 2013, we entered into an agreement for investor relation services that required us to issue up to 400,000 shares of common stock as a component of the consideration for the services.  The shares were issuable in 100,000 increments for each quarter of service rendered.  We valued these shares at $224,000 using the Black-Scholes option pricing model and recognized expense over the 12 months the services were rendered.  For the years ended October 31, 2014 and 2013, we recorded $186,667 and $37,333, respectively, of stock compensation expense which is included in general and administrative expense in the accompanying consolidated statements of operations with a corresponding entry to liabilities on the accompanying consolidated balance sheet.

Units

During the years ended October 31, 2014 and 2013, we sold 25,000 and 260,000 units (the “Units”), respectively, for $1.00 per Unit, receiving net proceeds of $24,956 and $227,645, respectively.  Each Unit consists of (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share.  (the “Unit Warrants”).  The Unit Warrants expire five years from the date of issuance.

Warrants

In connection with the sale of the Units during the year ended October 31, 2013, the placement agents earned warrants to acquire 78,000 shares of common stock consisting of 26,000 warrants exercisable at $1.00 per share, 26,000 warrants exercisable at $1.50 per share and 26,000 warrants exercisable at $2.00 per share. Each warrant expires five years from the date of issuance. We valued these warrants at $17,160 using the Black Scholes option-pricing model. We recorded the warrants as a reduction to the net proceeds from the sale of the Units with a corresponding increase to additional paid in capital. The placement agents voluntarily agreed to forgo the earning of warrants in connection with the Unit sale that took place during the year ended October 31, 2014.

As of October 31, 2014, we had 6,358,358 warrants outstanding with weighted average remaining lives of 28 months and a weighted average exercise price of $1.44.

Stock Options

On November 1, 2013, we issued a non-statutory stock option to acquire up to 200,000 shares of common stock with an exercise price of $1.00 per share to a consultant for providing certain services as defined in the consulting agreement.  The option expires 7 years from the date of grant. The options vest as follows: (i) as to 100,000 options, vesting shall occur 1/3 on each one year anniversary date of the consulting agreement  (“Vesting 1”) and (ii) as to 100,000 options, vesting shall occur upon the closing of certain transactions as defined in the agreement at a rate of 2 stock options for each $100 received by the Company in a deal or transaction resulting from the efforts of the consultant (“Vesting 2”).  We valued this option at $58,400 using the Black Scholes option-pricing model using the following assumptions: option life 5 years, risk free interest rate 1.37%, and annualized volatility of 78.9% based on a peer group of publicly traded common stocks.  Stock options issued to non-employees are remeasured at each reporting date and the cumulative expense is adjusted based on the remeasured grant. We are recognizing expense for this option as the underlying services are provided, ratably over 36 months for Vesting 1, and upon the occurrence of a vesting event for Vesting 2.  For the year ended October 31, 2014, we recognized $9,733 of expense for this option which is included in general and administrative expense on the accompanying consolidated statements of operations.

In April 2014, we issued stock options to acquire 1,200,000 shares of common stock to certain employees and consultants with an exercise price of $1.00 per share.  The options expire 7 years from the date of grant. The options vest under terms ranging from immediately to 1/3 on each anniversary date from the date of grant.  We valued these options at $352,800 using the Black Scholes option-pricing model using the following assumptions:  option life 5 years, risk free interest rate 1.65%, and annualized volatility of 78.9% based on a peer group of publicly traded stocks.  We are recognizing expense for these options over the respective vesting periods.  For the year ended October 31, 2014, we recognized $ 185,483 of expense for these options which is included in general and administrative expense on the accompanying consolidated statements of operations.

In August 2014, we issued 75,000 stock options to a board member for his services as a director as well as certain consulting services provided.   The options have an exercise price of $1.00 per share, vested immediately and expire 5 years from the date of grant.  We valued these option at $22,050 using the Black Scholes option-pricing model using the following assumptions: option life 5 years, risk free interest rate 1.63%, and annualized volatility of 78.9% based on a peer group of publicly traded common stocks.  For the year ended October 31, 2014, we recognized $22,050 of expense for these options which is included in general and administrative expense on the accompanying consolidated statements of operations.

A summary of stock option activity for the year ended October 31, 2014 follows below:

	Number of Shares	Avg. Weighted Exercise Price
Shares outstanding, October 31, 2013	--
Shares granted	1,475,000	$1.00
Shares exercised	--	--
Shares forfeited	(25,000)	$1.00
Shares outstanding, October 31, 2014	1,450,000	$1.00
Exercisable at October 31, 2014	575,000	$1.00

(8)INCOME TAXES

The Company did not incur any income tax expense or benefit during the years ended October 31, 2014 and 2013.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows for the years ended October 31, 2014 and 2013:

	2014	2013
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	4.60%	5.80%
Nondeductible expenses and other	(7.30)%	(0.01)%
Valuation allowance	(31.30)%	(39.79)%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. At October 31, 2014 and 2013, the significant components of deferred income taxes relates to net operating loss carryforwards, offset by a 100% valuation allowance.

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

Total deferred tax assets and the valuation allowance increased by $520,000 during 2014.  As of October 31, 2014, we had an estimated NOL carryforward of approximately $4.6 million for federal income tax purposes, which is available to offset future taxable income, if any, through 2034.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  All tax years since the Company’s inception are still subject to examination by the State of California and the IRS.

(9)COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

We have an agreement with an entity controlled by our chief executive officer for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement.  In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of our CEO is capped at $1 per annum effective January 1, 2014.  However, our chief executive may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice.  Under the original terms, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month was $15,000. During the years ended October 31, 2014 and 2013, we were billed $20,000 and $162,600, respectively, under the Synthetica Agreement. At October 31, 2014 and 2013, $67,600 and $47,600, respectively, is included in accrued compensation on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the Company to optimize its cash flow.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman for operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.   Effective January 2014, the fees for this agreement were capped at $1.00 per year. During the years ended October 31, 2014 and 2013, we were charged $10,000 and $104,000, respectively, under this agreement which is included in general and administrative expense on the accompanying consolidated statements of operations.  At October 31, 2014 and October 31, 2013, $49,000 and $39,000, respectively, is included in related party payables on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by our Board chairman, to allow the Company to optimize its cash flow.

In August 2014, we entered into a consulting agreement with a Board member to supervise an executive search to recruit a new chief executive officer under the direction and supervision of the Board.  This agreement has a term of six months. Pursuant to the consulting agreement, we granted this director a stock option to acquire 25,000 shares of common stock at an exercise price of $1.00 per share.  The options are for a term of 5 years and were fully vested upon grant.  Additionally, conditioned upon the successful engagement of a new chief executive officer on terms acceptable to the Board during the term of the consulting agreement, the Board in its sole discretion may grant the director additional stock options to acquire 35,000 shares of common stock at an exercise price of $1.00 per share.  If granted, these options would also have a life of 5 years and be fully vested upon grant.  We recorded $7,350 of expense related to the options granted under this agreement during the year ended October 31, 2014, which is included in general and administrative expense on the accompanying statements of operations.  See Note 7 for further discussion on the assumptions used in valuing these options.

Contributed Services

As discussed above, effective January 1, 2014, the Company’s chief executive officer and Board chairman began to provide their services for $1 per year.  The fair value of those services has been recorded as an expense in the accompanying consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to additional paid in capital. The fair value of the services was estimated based on the terms of the respective agreements prior to January 1, 2014. Contributed services were $135,000 for the year ended October 31, 2014.

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

In December 2012, we entered into an agreement with CSMC to support certain research and development activities within the CSMC laboratory.  For the years ended October 31, 2014 and 2013, we recorded $111,384 and $281,495, respectively, under this agreement which is included in research and development expense on the accompanying consolidated statements of operations. Work under this agreement was completed by CSMC during the year ended October 31, 2014.  As discussed in Note 4, we have deferred payments under this agreement in order to extend our cash balance. As of October 31, 2014 and 2013, $158,391 and $229,003, respectively, is reflected as payable on the accompanying consolidated balance sheets.

Commitments and Contingencies

Litigation

From time to time, we may become party to litigation and other claims in the ordinary course of business.  To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.  We are currently not party to any litigation.

Office Lease

We have a lease agreement for office space with a third party (the “Office Lease”) that expired on May 31, 2015.  For the years ended October 31, 2014 and 2013, we recorded $40,202 and $37,692, respectively, of rent expense under the Office Lease which is included in general and administrative expense on the accompanying consolidated statements of operations.

Commitments under non-cancelable operating leases are as follows as of October 31, 2014:

Year Ended October 31,
2015	10,800
$10,800

(10)SUBSEQUENT EVENTS

In December 2014 and March 2015, we sold an aggregate of $350,000 in Bridge Notes receiving net proceeds of $258,675 after payment of fees and offering expenses..

In 2016, the Board of Directors (the “Board”) approved a newly authorized series of preferred stock designated series A convertible preferred stock (“Series A Preferred”), consisting of an aggregate of 6,000,000 shares.  The Series A Preferred pays no dividend or coupon but participates in dividends declared and paid on common stock.  In the event of a liquidation of the Company, Series A Preferred is junior to shares of common stock.   Series A Preferred votes on an as converted basis together with the common shares and is convertible into common shares on a one for one basis.

In January 2016, the Company entered into a consulting agreement with an individual whereby this person was named Executive Chairman of the Company and a member of the Board.  Pursuant to this agreement, we sold 2,400,000 shares of Series A Preferred to this individual for $240.  There is no other compensation owed under this agreement which may be terminated upon 30 days written notice by either party.  The Series A Preferred sold pursuant to this agreement is subject to the following vesting schedule:

(i)20% shall be vested upon issuance;

(ii)1.67% per month during the period of time this individual is continuously employed by the Company;

(iii)All remaining unvested shares shall immediately vest upon a change in control of the Company, provided that this individual is employed during the period this change of control occurs; and

(iv)All remaining unvested shares shall vest upon the Company consummating a financing of at least $2,000,000 in aggregate provided that this individual is employed during the period this financing occurs.

In February 2016, we sold $750,000 in Convertible Promissory Notes receiving $750,000 in net proceeds as there were no offering costs associated with this tranche.

In March 2016, we entered into a settlement agreement for the investor relations services previously described in Note 7. Under the terms of the settlement, the common shares to be issued were reduced from 400,000 to 75,000 and the accrued cash compensation was reduced from $80,000 to $10,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may have deteriorated.  We assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of October 31, 2014, our internal control over financial reporting was not effective.

Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified major deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be a material weakness. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  These material weaknesses identified include the following:

•We have an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•We have not achieved the optimal level of segregation of duties relative to key financial reporting functions. The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this lack of segregation of duties.

•We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following is information regarding our directors and executive officers:

Name	Age	Position

Robert Stuckelman	83	Director
Maurizio Vecchione	54	Chief Executive Officer and Director
Julia Ljubimova	55	President and Chief Scientific Officer and Director
Jeffrey Sperber	51	Chief Financial Officer
Alex Ljubimov	62	Senior Vice-President, Research of Arrogene
Eggehard Holler	74	Senior Vice-President, Product Development of Arrogene
Dr. Randolphe P. Swenson, Jr.	65	Director
Dr. Jack Kavanaugh	68	Executive Chairman and Director

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

Julia Ljubimova, MD, PhD.  Dr. Ljubimova is serving as Arrogene’s President and Chief Scientific Officer. She is the Director Nanomedicine Center and Professor of Neurosurgery and Biomedical Sciences at Cedars-Sinai Medical Center. Her primary research interests involve methods to block human glioma growth, brain and breast tumor prevention treatments and the effects of air pollution on the brain.  Dr. Ljubimova has been working at Cedars-Sinai Medical Center since 1993. Dr. Ljubimova's studies have been published in numerous peer-reviewed publications, including PNAS, Cell, Cancer Research, Cancer, American Journal of Pathology, and International Journal of Oncology and others highly impact scientific peer review journals. She is serving on the National Institute of Health Study Section “Nanoscience for Biology and Medicine”. Dr. Ljubimova’s research is funded by the grants from the National Institutes of Health and other government organizations.

Jeffrey Sperber.  Mr. Sperber has served as Arrogene’s Chief Financial Officer since November 2010.  Mr. Sperber is employed on a part-time basis and also serves as the chief financial officer of another non-competitive business on a full-time basis.  From June 2004 through June 2011, Mr. Sperber served as the chief financial officer of Ceragenix Pharmaceuticals, and its predecessor companies where he led a successful reverse merger transaction and several rounds of subsequent financing. From January 2004 through May 2004, Mr. Sperber worked as an independent consultant for various companies.  From March 2001 through January 2004, Mr. Sperber served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion, global, public company which provides business process outsourcing services primarily to the Fortune 1000. From October 1997 through March 2001, he served as the Chief Financial Officer of USOL Holdings, Inc., a publicly traded broadband provider focused on multi-family housing communities.  At USOL, Mr. Sperber led a successful public offering of USOL’s common stock.  From August 1995 through September 1997, Mr. Sperber served as a business unit controller for Tele-Communications, Inc., which was subsequently acquired by Comcast.  From September 1991 through August 1995, he served in various financial positions for Concord Services, Inc., an international conglomerate, most recently as the Chief Financial Officer of its manufacturing and processing business unit where he oversaw both publicly traded and privately held entities.  From September 1986 through September 1991, Mr. Sperber was employed by Arthur Andersen LLP in Denver, Colorado.  Mr. Sperber received a CPA license in the State of Colorado, which has since expired.   Mr. Sperber formerly served as an outside director of Omni Bio Pharmaceuticals, Inc. from October 2009 to August 2011where he also served as Audit Committee Chair.  Ceragenix Pharmaceuticals, Inc. filed a voluntary petition for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy code in June 2010 which was converted to a Chapter 7 in January 2012.

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

Randolphe P. Swenson, Jr., PhD Mr. Swenson has been Director of Private Equity at Bathgate Capital Partners since 2001, providing growth capital for private life science technology companies.  Bathgate Capital Partners is an affiliate of GVC Capital, LLC, a representative of the underwriters in this Offering. Mr. Swenson has also been President of Swenson Management Solutions since 2001, a strategic services firm for small life sciences businesses. From 2007 to 2010, he was CEO and Acting Chairman for Oberon FMR, Inc.; and from 2005 to 2011 he was founder and Chairman of Proteome Resources, LLC, which commercialized protein expression technology.  Mr. Swenson earned a BA in Environmental Studies from Princeton University, an MBA in Finance from Carnegie-Mellon University, and a PhD in Physiology and Pharmacology from Duke University.

Dr. Jack Kavanaugh, MD, DDS, MBA, has developed and managed multiple companies with a particular focus on medical and physical sciences technologies.  His ventures have included Materia, Inc. (2005 – 2014), ZetaRx Biosciences, Inc. (2008 – 2013) which was sold to Juno Theraputics, Inc., Nanotech Energy, Inc. (co-founder to present), SuperMetalix, Inc. (2015 to present), and LonglifeRx, Inc. (co-founder to present).  Dr. Kavanaugh holds DDS, MBA and BA degrees from UCLA, an MD degree from USC, and was a Board Certified eye surgeon having done his residency at UCLA’s Jules Stein Institute, where he was a part time visiting professor until 2008.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

Other than Julia Ljubimova and Alex Ljubimov being husband and wife, none.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years except for the voluntary Chapter 11 filing by Ceragenix Pharmaceuticals, Inc., of which Mr. Sperber served as an officer and director.There have been no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2014 except for Dr. Swenson who failed to file one report covering one transaction in a timely fashion, the Company believes that no other person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 5, 2008 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to Arrogene, Inc., Attention: Secretary, 8560 West Sunset Blvd., Suite 424, Los Angeles, CA 90069.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors has not appointed a standing audit committee and acts as a whole as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  Mr. Stuckelman and Dr. Swenson would be deemed “independent” within the meaning of Item 407(a) of Regulation S-K.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards (2)	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Maurizio Vecchione, CEO(1)	2014 2013	$20,000 $162,000							$ 20,000 $162,000
Jeffrey Sperber, CFO	2014 2013	$ 38,310 $ 36,810			$147,000				$ 185,310 $ 36,810

(1)Consists of compensation earned by Synthetica, Ltd., a management consulting firm controlled by Mr. Vecchione and with whom Arrogene has contracted for the services of Mr. Vecchione.  In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of Mr. Vecchione is capped at $1 per annum effective January 1, 2014.  However, he may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice which consisted of a consulting fee of $300/hr. with a $15,000 maximum fee per month.

(2)Represents the Black-Scholes valuation of a stock option grant to Mr. Sperber to acquire 500,000 shares at common stock for $1.00 per share.  The options have a life of 7 years from the grant date and are fully vested as of October 31, 2014.

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

Name	Title	Hourly Consulting Fee	Maximum Fee per Month

M. Vecchione	CEO	N/A	$N/A(1)

J. Ljubimova	President	$250.00

J. Sperber	CFO	$120.00	$10,000.00

A. Ljubimov	SVP – Research	$200.00

E. Holler	SVP – Product Development	$200.00

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

In August 2014, the Board adopted a Director Compensation Plan.  Pursuant to the terms of the plan, conditioned upon the Company’s successful completion of an underwritten public offering of its securities, each non-employee director of the Company shall be compensated as follows:

(i)for attendance at meetings of the Board; $500 per meeting attended telephonically and $1,000 per meeting attended in person;

(ii)reimbursement for out of pocket expenses incurred in connection with Board meeting attendance; and

(iii)on January 1st of each year, grant to each non-employee director stock options exercisable for five years to purchase 100,000 shares of common stock at an exercise price equal to the market price of the Company’s common stock on the date of grant, of which options to purchase 50,000 shares shall be vested and exercisable six months following the date of grant and 50,000 shares shall be vested and exercisable 18 months following the date of grant, subject to continuing service by the director as of each vesting date.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board and shareholders adopted our 2012 Equity Incentive Plan (the “Plan”) for our officers, directors and other employees, plus outside consultants and advisors.  Under the Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock.  As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000.  The foregoing limitation does not apply to non-qualified options.  The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  The same limitation does not apply to non-qualified options.  An option is not transferable, except by will or the laws of descent and distribution.  If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination unless specifically modified by the Board.  A maximum of 1,500,000 shares of our common stock are subject to the Plan.  The purpose of the Plan is to provide employees, including our officers, directors, and non-employee consultants and advisors with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.  The Plan may be administered by the Board or in the Board's sole discretion by a compensation committee of the Board, if and when such a committee is formed, or such other committee as may be specified by the Board to perform the functions and duties of the committee under the Plan. Subject to the provisions of the Plan, the committee and the Board shall determine, from those eligible to be participants in the Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

Outstanding Equity Awards at Fiscal Year-End

As of October 31, 2014, there were 200,000 unvested stock options held by named executive officers.

.

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

Until such time as a formal compensation program and committee is established, our board of directors will structure compensation and bonus levels and our board of directors will approve the structure.  After the compensation committee is formed, it will determine the structure.  Our board of directors has established a compensation program for executive officers for fiscal 2015 that is designed to attract, as needed, individuals with the skills necessary for us achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 31, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is 8560 West Sunset Blvd. Suite 420 Los Angeles, California 90069.

Name and Address of Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares (1)	Percent
Julia Ljubimova (2)	3,869,259	17.4%
Keith Black	2,560,900	11.5%
Alex Ljubimov (2)	745,347	3.4%
Robert Stuckelman	899,444	4.0%
Eggehard Holler	832,777	3.7%
Maurizio Vecchione (3)	1,415,832	6.4%
Jeffrey Sperber(6)	520,000	2.3%
Richard Rappaport (4)	1,274,389	5.7%
Cedars-Sinai Medical Center (5)	1,500,000	6.8%
Dr. Randolphe P. Swenson Jr. (7)	113,333	0.5%
Dr. Jack Kavanaugh (8)	2,400,000	2.5%
Executive Officers and Directors as a Group (8 persons)	8,956,151	40.3%

1)There were 22,215,860 shares of Common Stock issued and outstanding as of March 31, 2016. That number does not give effect to (a) $10,000 in Convertible Notes that are convertible into an aggregate of 66,667 shares (b) the exercise of 5,518,358 of outstanding warrants, (c) 1,500,000 shares reserved for issuance under an employee incentive plan, (d) the conversion of $1,050,000 of Bridge Notes, and (e) the conversion of $750,000 of Convertible Promissory Notes.

2)Ms.Ljubimova and Mr. Ljubimov are husband and wife.

3)Shares are held by M+A Vecchione, LLC of which Mr. Vecchione a beneficial owner.

4)Consists of shares of Arrogene that Mr. Rappaport owns or controls.  Mr. Rappaport’s address is WestPark Capital, Inc., 1900 Avenue of the Stars, Suite 310, Los Angeles, CA  90067

5)Mr. Edward M. Prunchunas, Senior Vice President of Finance and Chief Financial Officer is deemed to control the voting and dispositive power associated with these securities.

6)Includes 500,000 presently exercisable stock options.

7)Includes 75,000 presently exercisable stock options.

8)Consists of 2,400,000 shares of Series A Preferred Stock which are convertible into an equal number of shares of common stock, of which 560,160 shares are vested and currently convertible and 1,839,840 shares which are subject to future vesting.

Item 13. Certain Relationships and Related Transactions.

Consulting Agreements

We have an agreement with an entity controlled by our chief executive officer, Mr. Vecchione, for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement.  In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of our CEO is capped at $1 per annum effective January 1, 2014.  However, Mr. Vecchione may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice.  Under the original terms, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month was $15,000. During the years ended October 31, 2014 and 2013, we were billed $20,000 and $162,600, respectively, under the Synthetica Agreement. At October 31, 2014 and 2013, $67,600 and $47,600, respectively, is included in accrued compensation on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the Company to optimize its cash flow.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our Board chairman, Mr. Stuckelman, for operational consulting services.   The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice.  The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.   Effective January 2014, the fees for this agreement were capped at $1.00 per year. During the years ended October 31, 2014 and 2013, we were charged $10,000 and $104,000, respectively, under this agreement which is included in general and administrative expense on the accompanying consolidated statements of operations.  At October 31, 2014 and October 31, 2013, $49,000 and $39,000, respectively, is included in related party payables on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Mr. Stuckelman, to allow the Company to optimize its cash flow.

In August 2014, we entered into a consulting agreement with a Board member, Dr. Swenson, to supervise an executive search to recruit a new chief executive officer under the direction and supervision of the Board.  This agreement has a term of six months. Pursuant to the consulting agreement, we granted Dr. Swenson a stock option to acquire 25,000 shares of common stock at an exercise price of $1.00 per share.  The options are for a term of 5 years and were fully vested upon grant.  Additionally, conditioned upon the successful engagement of a new chief executive officer on terms acceptable to the Board during the term of the consulting agreement, the Board in its sole discretion may grant Dr. Swenson additional stock options to acquire 35,000 shares of common stock at an exercise price of $1.00 per share.  If granted, these options would also have a life of 5 years and be fully vested upon grant.  We recorded $7,350 of expense related to the options granted under this agreement during the year ended October 31, 2014 which is included in general and administrative expense on the accompanying statements of operations.

In January 2016, the Company entered into a consulting agreement with Dr. Kavanaugh whereby he was named Executive Chairman of the Company and a member of the Board.  Pursuant to this agreement, we sold 2,400,000 shares of Series A Preferred to him for $240.  There is no other compensation owed under this agreement which may be terminated upon 30 days written notice by either party.  The Series A Preferred sold pursuant to this agreement is subject to the following vesting schedule:

(i)20% shall be vested upon issuance;

(ii)1.67% per month during the period of time Dr. Kavanaugh is continuously employed by the Company;

(iii)All remaining unvested shares shall immediately vest upon a change in control of the Company, provided that Dr. Kavanaugh is employed during the period this change of control occurs; and

(iv)All remaining unvested shares shall vest upon the Company consummating a financing of at least $2,000,000 in aggregate provided that Dr. Kavanaugh is employed during the period this financing occurs.

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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Dr. Kavanaugh, Maurizio Vecchione and Julia Ljubimova would not be considered independent as they also serve as executive officers of the Company.

Item 14.  Principal Accounting Fees and Services

Rose Snyder and Jacobs LLP (“RSJ”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by RSJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $29,616 for the fiscal year ended October 31, 2014 and $31,500 for the fiscal year ended October 31, 2013.

Audit-Related Fees

There were no fees billed by RSJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2014 and 2013.

Tax Fees

There were no fees billed by RSJ for taxes and related services for the fiscal years ended October 31, 2014 and 2013.

All Other Fees

There were no fees billed by RSJ for other products and services for the fiscal years ended October 31, 2014 and 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

 Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

StatementPage*

Index to Financial StatementsF-1

Report of Independent Registered Public Accounting FirmF-2

Balance SheetsF-3

Statements of OperationsF-4

Statement of Changes in Stockholders' Equity (Deficit) F-5

Statements of Cash FlowsF-6

Notes to Financial StatementsF-7

---------------

*Page F-1 follows page 28 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit      Description

   2.2(1)Agreement and Plan of Reorganization dated July 18, 2011

   3.1(2)Certificate of Incorporation

   3.1(9)Amendment to Certificate of Incorporation

   3.1(10)Amendment to Certificate of Incorporation

   3.2(2)By-laws

   3.3(8)Amendment to Certificate of Incorporation

   4.1(10)Form of Promissory Note

 10.1(3)Form of Subscription Agreement and Lock-Up Agreement

 10.1(9)Agreement with J. Kavanaugh

 10.1(10)Amended and Restated Agreement with J. Kavanaugh

 10.2(3)License Agreement with Cedars-Sinai Medical Center

 10.3(3)Amendment No. 1 to License Agreement with Cedars-Sinai Medical Center

 10.4(3)Amendment No. 2 to License Agreement with Cedars-Sinai Medical Center

 10.5(3)Amendment No. 3 to License Agreement with Cedars-Sinai Medical Center

 10.6(3)Amendment No. 4 to License Agreement with Cedars-Sinai Medical Center

 10.7(6)Employment Agreement with M. Vecchione

 10.8(6)Employment Agreement with E. Holler

 10.9(6)Employment Agreement with J. Ljubimova

10.10(6)Employment Agreement with A. Ljubimov

 14.1(4)Corporate Code of Ethics and Conduct, adopted December 20, 2007

 16.1(5)Letter on change in certifying accountant

31.1*Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2014.

 31.2*Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2014.

 32.1*Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 32.2* Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section

1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 99.1(7)Confirmation of CMSC License

101.INS**XBRL Instance Document

101.SCH**XBRL Schema Document

101.CAL**XBRL Calculation Linkbase Document

101.LAB**XBRL Label Linkbase Document

101.PRE**XBRL Presentation Linkbase Document

101.DEF**XBRL Definition Linkbase Document

1)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on October 25, 2011 and incorporated herein by this reference.

2)Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 26, 2007 and incorporated herein by this reference.

3)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on January 11, 2012 and incorporated herein by this reference.

4)Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 5, 2008 and incorporated herein by this reference.

5)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 12, 2012, as amended May 24, 2012 and incorporated herein by this reference.

6)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 20, 2012, as amended May 24, 2012 and incorporated herein by this reference.

7)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on July 24, 2012 and incorporated herein by this reference.

8)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on September 10, 2012 and incorporated herein by this reference.

9)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on January 21, 2016 and incorporated herein by this reference.

10)Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 21, 2016 and incorporated herein by this reference

*Filed herewith

**Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ARROGENE, INC.

Dated: April 20, 2016	By: /s/ Maurizio Vecchione
Maurizio Vecchione
Chief Executive Officer
Principal Executive Officer

Dated: April 20, 2016	By: /s/ Jeffrey Sperber
Jeffrey Sperber
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Title  Date

By: /s/  Maurizio VecchioneChief Executive Officer and Director                    April 20, 2016

     Maurizio Vecchione

By: /s/ Robert Stuckelman Director April 20, 2016

     Robert Stuckelman

By: /s/Julia LjubimovaPresident, Chief Scientific Officer   April 20, 2016

     Julia Ljubimovaand Director

By:/s/Randolphe P. Swenson Jr.DirectorApril 20, 2016

    Randolphe P. Swenson Jr.

By:/s/ Jack KavanaughExecutive Chairman and DirectorApril 20, 2016