Form 10-K
period 2015-10-31
ARROGENE, INC
filed 2016-07-22
CIK 1403792

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Yes ☐   No ☒

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

Yes ☐   No ☒

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

As of July 21, 2016, there were 22,215,860 shares of common stock, par value $.0001, outstanding.

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

Our first therapeutic drug candidate is expected to be AG 101which is intended to target certain brain cancer.  We need to commission final Phase 0 toxicology studies at an external laboratory for AG101 drug candidate preparation of an IND for submission to the FDA to receive clearance to begin human clinical trial work as well as conduct CMC and formulation studies.   It is possible that during this work we might extend or alter the initial indication of our first therapeutic to maximize the chances of successful clinical trial performance. We then plan to commence a Phase I clinical trial.  We have estimated the cost related to an IND submission and a Phase 1 clinical trial to be $4,000,000 - $5,000,000 which will require additional funding.  There are various factors that can influence the timing of starting and completing these objectives and milestones as well as the total costs.  Such factors include, but are not limited to, the pace and success of scientific developments, the availability of financial and human resources, competing demands of our scientific team, and changes in regulatory requirements. Due to the inherent uncertainty and variability related to these activities, we cannot accurately predict start dates, completion dates and total costs.  We will also need to raise additional capital in order to complete our planned activities.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company developing and commercializing targeted nanomedicines to address significant unmet medical needs, with an initial focus on treatments for cancer. The critical components of our business strategy include:

•

Develop our lead drug candidate, AG-101, initially in Primary and Metastatic Brain tumors. AG-101 is nearing Phase 1 trials for the treatment of primary and metastatic brain cancer. This trial will be a single-arm, open label study designed to evaluate efficacy and safety in patients with these specific tumor types, so that we can move into pivotal Phase 2 and 3 trials where we will seek to establish efficacy and superiority of AG-101 versus conventional therapies. We intend to petition the FDA to grant orphan drug designation for our AG-101 target, which if granted, will provide market exclusivity.  Further, we will apply for “Fast Track” or “Breakthrough” product designation by the FDA that, if granted and with positive results from the Phase 1 and Phase 2 trials, will streamline the scope and size of the required clinical trials required prior to product licensure by the FDA (i.e. “approval”). We are also developing a regulatory strategy whereby we expect to use the 505(b)(2) FDA approval pathway and conduct a single Phase 2 & 3 trial for each indication using similar criteria for approval as our original AG-101. The 505(b)(2) approval pathway would enable us to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of AG-101 when we submit our new drug application, or NDA, to the FDA. We will also evaluate the development of AG-101 in other oncology indications, including breast cancer, and in combination with other cancer therapies.

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

•

Capitalize on drug candidates with established drug development history to accelerate development and regulatory pathway. Where possible we will seek to reduce the risk, cost and time associated with drug development by capitalizing on the known efficacy, safety and established drug development history of therapeutic payloads that have already been approved and others with promising attributes that have been deemed unsuitable for further development in their untargeted form.

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

•

Polymeric nanoparticles utilize synthetic polymers to attempt to create therapeutics that concentrate at the site of disease while minimizing exposure to healthy tissue, thereby increasing net clinical benefit. Polymeric nanoparticles vary with respect to whether they physically entrap or chemically attach the therapeutic payload to the polymer, the presence or absence of targeting ligands and the type of synthetic polymer used. Polycefins are a member of this class of targeted therapies; however this drug family is based on natural biopolymer, polymalic acid (PMLA). Arrogene developed the technology to achieve >98% purity of PMLA and demonstrated non-toxic, non-immunogenic and biodegradable properties of PMLA nanoplatform with end metabolic products such as H2O and C2O (Fig. 1).

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

Prolonged circulation and membrane passage. We design Polycefins with the ability to target and pass through the biological barriers that have historically insulated disease cells from access by circulating drugs.

Multi Targeting/ Bio Barriers crosing. We design Polycefins with specific pharmaceutical properties intended to target tumors at four levels: 1. tissue (bio barriers), 2. cellular, 3. intracellular and 4. Molecular Fig.3:

1.  Tissue targeting is achieved by engineering active passage through blood vessels, (such as the Brain Blood Barrier/Brain Tumor Barrier). Using the physical and chemical properties—size, shape and surface properties—of Polycefins to allow it to escape through gaps in the blood vessels surrounding tumors and other disease sites. 2. Cellular targeting is achieved using multiple proprietary targeting ligands on the surface of the Polycefin that bind to specific cell surfaces or tissue markers and receptors. 3. We have demonstrated that our Polycefins can pass through intracellular structures (endosomes and lysosomes) and are released into the cancer cell matrix where drugs can fight against cancer cells proliferation or vitability. We design Polycefins with a specific activation mechanism that provides for the controlled and timely release of the therapeutic payload only once the payload has penetrated inside the target tumor cell and is released from the endosomes and lysosomes. 4. When AONs are released into the cellular cytoplasm they have been shown to inhibit tumor specific proteins laminin-411 and wild EGFR and mutated EGFRvIII synthesis in both in vitro and in vivo model systems. The following diagram depicts the mechanisms of tissue targeting and cellular targeting Fig 3.

Fig. 3. Mechanism of Polycefins (Ag-101) action at four levels: 1. Tissue (bio barriers), 2. Cellular, 3. Intracellular and 4. Molecular. The Polycefin drug AG101 inhibits the syntheses of Laminin 411 and EGFR and mutated EGFRvIII.

By combining prolonged circulation, multi targeting and controlled and timely release of the therapeutic payload, Polycefins have the potential to significantly increase the net clinical benefit associated with the therapeutic payload and result in efficacy and safety currently not achievable through other therapeutic modalities.

Engineering of nanobioconjugated (Polycefins)

We develop Polycefins utilizing polymalic acid as our nanobiopolymer platform. We engineer combinatorial libraries of targeted nanomedicines with systematically varied properties, such as ligands, therapeutic payloads amount and release profile, using a synthesis and nano conjugation fabrication process. We design Polycefin to balance circulation time and payload release rate with effective targeting and binding for a particular cell or tissue target. We believe our platform will allow us to advance a new Polycefin using an existing targeting ligand into preclinical testing in approximately six to ten months after identifying a therapeutic payload.

Therapeutic Payloads

We have engineered Polycefins that incorporate therapeutic payloads with a range of physicochemical properties. We have demonstrated in preclinical studies that these Polycefins can improve tumor growth suppression, achieve higher concentrations of the payload in tumors compared to the payload administered in conventional form, and have pharmacokinetics and tolerability differentiated from their therapeutic payloads.

AG-101

Our lead nanodrug candidate, AG-101, is a Polycefin that targets primary and metastatic brain cancers by inhibiting EGFR and Laminin 411 simultaneously.  The nanosize of our drug is 20 nm, which is optimum for blood–brain barrier (BBB) or blood–brain tumor barrier (BTB) and cellular delivery. Effective treatment of brain tumors should be possible with drug delivery through BBB/BTB and targeting specific types of brain cells with drug release into the cell cytoplasm. Our AG-101 drug passes through the BTB and tumor cell membrane using anti-transferring receptor (anti-TfR) monoclonal antibodies with unique ability of targeting the BTB and tumor cells. The polymeric drug inhibits tumor angiogenesis by specifically blocking the synthesis of a tumor neovascular protein, laminin-411, and the tumor proliferation marker EGFR by attached Morpholino antisense oligonucleotides (AONs). The AONs oligonucleatides are released into the target cell cytoplasm via pH-activated trileucine, an endosomal escape moiety. The availability of a systemically active polymeric drug delivery system that passes through the BTB, targets tumor cells, and inhibits glioma growth gives hope for a successful strategy of glioma treatment. This delivery system with drug release into the brain-specific cell type could be useful for treatment of various brain pathologies. We plan to enter a Phase 1 clinical trial to evaluate the safety and level of clinical activity of AG-101.

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

As a result, we plan to seek approval to initiate a Phase I clinical trial of AG-101 at the Q3W dosing schedule in a 20 patient open label, single arm, single-center trial designed to determine the safety and efficacy of AG-101 as measured by objective response rate in patients with late stage brain gliomas who have failed one prior platinum-containing chemotherapy regimen for advanced or metastatic

This clinical trial is expected to take approximately 12 months to enroll, and can be conducted at a single clinical site in the United States. If we obtain favorable results in these Phase 1 studies, we plan to initiate pivotal trials of AG-101. We anticipate these will be head-to-head randomized Phase 2 trials of AG0-101 compared to Temozolomide (plus radiation) in these indications and will be designed to demonstrate the superiority of AG-101.

Phase 1 Clinical Development

We plan to conduct a Phase 1 clinical trial evaluating AG-101 in patients with advanced and metastatic solid brain tumors at Q3W and Q1W dosing schedules.

The study will be designed to enroll individual cohorts of one to three patients at a starting dose and, if no dose limiting toxicities, or DLTs, are observed, the dose will be increased to the next pre-specified dose level for the next cohort of patients until a maximum tolerated dose is identified. As long as there is no disease progression, patients will be allowed to stay on drug; however, since the starting dose will typically be sub-therapeutic we expect patients’ tumors in the early cohorts to continue to grow. In the Q3W portion of the study, we will evaluate dose levels ranging from [3.5 mg/m 2 to 75 mg/m 2 ]. We anticipate that the Q3W portion of the study will enroll 15 patients with a variety of advanced malignancies.

The Phase 1 study will also evaluate preliminary anti-tumor activity. Anti-tumor activity will be assessed every other dose cycle using the criteria established by Response Evaluation Criteria in Solid Tumors (“RECIST”). RECIST is a set of published rules that define when cancer patients improve, stay the same or worsen during treatments.

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

We plan to complete the pharmacokinetics and toxicity of AG-101 in cynomolgus monkeys, as a precursor to FDA IND submission.

We have also shown that Polycefin has the ability to harbor various drugs at the same time making it a potential master delivery vehicle that can be customized for a particular tumor and even for an individual patient.1 Additionally, in vivo treatment has shown effectiveness against more than one, widely different, type of cancers: HER2/neu positive breast cancer, EGFR positive Triple Negative Breast Cancer (TNBC) and Glioblastoma, suggesting that Polycefin’s application might be flexible and appropriate to a wide range of cancer types and therapeutics (Inoue et al, Cancer Research 2011, Inoue et al, PlosOne 2012, Ding et al, J Control Release 2013).

Beyond diagnostic and prognostic applications, we believe that our discovery of Lamin 411’s role in tumor growth could be exploited together with our Polycefin technology towards novel tumor inhibiting treatments. Our Laminin 411 inhibition is a key mechanism of action in AG-101, using combinational antisense oligonucleotides against Laminin-411 and EGFR on one Polycefin molecule, and target them specifically to tumor cells.

1

AG-101 Regulatory Pathway

We plan to explore qualifying AG-101 for rare/orphan-disease designation with the FDA. The Orphan Drug Act (ODA) provides for granting special status to a drug or biological product (“drug”) to treat a rare disease or condition upon request of a sponsor. This status is referred to as orphan designation (or sometimes “orphan status”). For a drug to qualify for orphan designation both the drug and the disease or condition must meet certain criteria specified in the ODA and FDA’s implementing regulations at 21 CFR Part 316. Orphan designation qualifies the sponsor of the drug for various development incentives of the ODA, including tax credits for qualified clinical testing. A marketing application for a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated. The granting of an orphan designation request does not, however, alter the standard regulatory requirements and process for obtaining marketing approval.

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

Some Polycefins in our future pipeline  might also qualify for the FDA’s 505(b)(2) regulatory pathway as well as the European Medicines Agency’s, or EMA’s, Adaptive Pathways, which allows for an abbreviated pathway to approval for the use of Polycefin for additional cancer indications as a targeted delivery of existing pipeline drugs. Section 505(b)(2) of the Federal Food Drug & Cosmetic Act, or FDCA, enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its NDA. Section 505(b)(2) NDAs often provide an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved products. To the extent that we not chemically modify but physically encapsulate an active therapeutic with existing approvals in our Polycefin, this pathway would allow us to reference both preclinical and clinical information that was part of the original registration filing on the active drug, and would allow for potential approval based on a single pivotal trial designed with the same endpoints as the reference compound. However, unlike most 505(b)(2) pathway approaches, we will be powering our pivotal trials with the goal of demonstrating superiority over conventional therapies. In this way, the 505(b)(2) pathway offers us the opportunity to obtain FDA approval for other Polycefins based on already approved drugs, at a lower cost and in a shorter period of time than is typically possible for new chemical entities.

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

We plan to conduct pre-clinical studies in collaboration with the Toxicology Research Laboratory, a GLP operated, AAA LAC International accredited facility, and an independent contract research organization (CRO) located within the University of Illinois at Chicago (UlC). The Laboratory has conducted many preclinical toxicology programs on potential therapeutic agents and other chemicals. Entities such as the National Cancer Institute, the World Health Organization, the U.S. Army Medical Research and Development Command, and several biotechnology, pharmaceutical, and agricultural companies utilize the expertise and commitment of the interdisciplinary Toxicology Research Laboratory team for their clinical research effort.

Manufacturing

We have a research manufacturing facility at our Los Angeles location where we conduct process development and pilot-scale, non-GMP production in support of small animal studies. We do not own or operate GMP manufacturing facilities for the production of PMLA or the final Polycefin product, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, therapeutic payload and finished product for our IND-enabling, preclinical safety and efficacy studies and for use in our clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of commercial scale production of any of our drug candidates if they are approved by the FDA. We are currently identifying prospective third party CMO facilities for production of the key components of AG-101, namely AON, TfR antibody and PMLA. We are also currently seeking to identify a third party CMP for scale-up manufacture in support of advanced trials and product commercialization. These third party manufacturing facilities will be required to be in compliance with FDA and EMA regulatory requirements for the jurisdictions in which we seek regulatory approval. We currently employ internal resources to manage our manufacturing contractors.

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

Research and Development

We are currently utilizing laboratories at CSMC for research and development activities as provided for in the License. As of this time we do not employ any full time research and development personnel directly, although key personnel at CSMC are consultants to the Company. It is our plan to expand the development effort by employing or supporting CSMC hiring of certain technical resources.  Our ability to conduct research and development activities is greatly dependent upon our financial resources.  If adequate funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, testing and/or development activities.

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

As of July 1, 2016, we owned or had exclusive license to the patents and non-provisional patent applications listed below that relate to our medicinal nanoengineering platform, as well as pending foreign counterparts to many of these patents and patent applications.  The exclusive licenses are, in some cases, limited to certain field of uses, generally the use in human diagnostics and therapeutic applications. Our owned and licensed patents and patent applications relate to our nanobiopolymer, nanobiopolymer compositions, nanobiopolymer with specific drugs, targeting ligands, methods of making nanobiopolymer, methods of making targeting ligands and methods of treating breast and brain cancer using our nanoparticles, the use of the nanobiopolymer for diagnostic imaging applications, the use of Laminin 411 as a novel biomarker, and the inhibition of Laminin 411 as a novel cancer inhibitor. We believe these patents and patent applications relate to advances in the nanobiopolymer field that are important for the development of a therapeutic nanoparticle. The issued patents generally are expected to expire between 2025 and 2030.

Our issued and pending U.S. patents are as follows:

1.

U.S. Patent No. 7,547,511 “Antisense inhibition of laminin-8 expression to inhibit human gliomas”, granted June 16, 2009.

2.

Japanese Patent No. 4,567,683 “Antisense inhibition of laminin-8 expression to inhibit human gliomas”, granted August 2010.

3.

U.S. Patent No. 7,935,677 “Polymalic acid-based multifunctional drug delivery system”, granted May 3, 2011.

4.

Japanese Patent No. 5,008,981 “Polymalic acid-based multifunctional drug delivery system”, granted June 2012.

5.

U.S. Patent No. 8,309,614 “Poly(b-L-malic acid) with pendant Leu-Leu-Leu tripeptide for effective cytoplasmic drug delivery”, granted November 13, 2012.

6.

U.S. Patent No. 8,377,652 “Production of long-chain unbranched beta-poly (L-malic acid) by large scale Physarum cultivation and high grade purification of the same", granted February 19, 2013.

7.

U.S. Patent No. 8,562,964 “Polymalic acid-based multifunctional drug delivery system”", granted October 22, 2013.

8.

U.S. Patent No. 8,785,371 “Drug delivery of temozolomide for systemic based treatment of cancer”, granted July 22, 2014.

9.

U.S. Patent No. 8,795,648 “Poly (beta malic acid) with pendant Leu-Leu-Leu- tripeptide for effective cytoplasmic drug delivery”, granted August 5, 2014.

10.

U.S. Patent No. 8,911,717 “Polymalic acid-based multifunctional drug delivery system”, granted December 16, 2014.

11.

U.S. Patent No. 9,320,807 “Drug delivery of temozolomide for systemic based treatement of cancer”, granted April 26, 2016.

12.

U.S. Patent pending “Using overexpression of laminin alpha 4 chain as a diagnostic and prognostic indicator of gliomas”. Docket No CEDAR-45266.

13.

U.S. Patent pending “Polymalic acid-based nanobiopolymer provides efficient systemic breast cancer treatment by inhibiting both HER2/neu receptor synthesis and activity”. Docket No. 61/428,402, Filed on December 30, 2011.

14.

U.S. Patent pending “Polymalic acid-based nanoconjugates for imaging”.  Application No 20120258049, Filed October 11, 2012.

15.

U.S. Patent pending  “PMLA Based Immuno-Nanoconjugates for Local and General Immune System Stimulation to Treat Primary and Metastatic Tumor”.  Docket No CEDAR – 065472-000597PR00, Filed in March 2016.

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

Employees

As of July 1, 2016, we had no employees. Our executive officers all work on a part time basis as consultants. We also utilize several consultants who are focused on business and technical development. Our ability to expand our employee base to include full-time personnel in administration, research and development and business development is dependent on the availability of funding.

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

Clinical trials are very expensive, time-consuming and difficult to design and implement. Even if the results of our clinical trials are favorable, clinical trials usually continue for several years and may take significantly longer to complete. In addition, we, the FDA, an Institutional Review Board, or other regulatory authorities, including state and local, may suspend, delay or terminate our clinical trials at any time for various reasons, including:

•

lack of effectiveness of our lead drug candidate or any other product candidate during clinical trials;

•

discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;

•

slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•

delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

•

inadequacy of or changes in our manufacturing process or product formulation;

•

delays in obtaining regulatory authorization to commence a study, including “clinical holds” or delays requiring suspension or termination of a study by a regulatory agency, such as the FDA, before or after a study is commenced;

•

changes in applicable regulatory policies and regulations;

•

delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

•

delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

•

unfavorable results from ongoing clinical trials and pre-clinical studies;

•

failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•

failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for controlled substances;

•

scheduling conflicts with participating clinicians and clinical institutions; and

•

failure to design appropriate clinical trial protocols.

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

*

impose restrictions on operations, including costly new manufacturing requirements; or

*

seize or detain products or require a product recall.

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

Our limited operating history makes evaluating our business and future prospects difficult

We have a limited operating history and have financed our operations primarily through funding from sales of equity and convertible debt securities. We have incurred net losses since we began operations. Through October 31, 2015, we had an accumulated deficit of $7,392,173.  These losses have resulted principally from costs incurred in connection with our research and development activities, pre-clinical tests and other regulatory activities, expanding and maintaining our intellectual property,  general and administrative costs and debt interest expense. We face considerable risks and difficulties as a company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition may be materially and adversely harmed. Additionally, our financial status creates substantial doubt about our ability to continue as a going concern.

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

Our existing debt is in technical default

As of the date of this Report, we had $1,060,000 in convertible debt instruments that are in technical default.  While the holders have not taken any actions related to this status, there is no assurance that they will not pursue collection in the future.  Our plan is to have these holders exchange their debt for a new form of debt currently being offered for sale.  In the event the holders were to take a collection action or refuse to exchange their existing debt for new debt, it could make it more difficult for us to raise additional funds, or require that the proceeds from a future capital raise be redirected to repay old debts.

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

Our development of Polycefin involves a high degree of risk. Many important factors affect our ability to successfully develop and commercialize Polycefin, including our ability to:

•

demonstrate safety and efficacy of Polycefin at each stage of the clinical trial process;

•

meet applicable regulatory standards and receive required regulatory approvals;

•

obtain and maintain necessary patents and/or licenses;

•

produce Polycefin in commercial quantities at reasonable costs;

•

obtain reimbursement coverage for Polycefin;

•

compete successfully against other products; and

•

market Polycefin successfully.

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

The License requires us to issue additional shares of common stock to CSMC in the future for no additional consideration to ensure that CSMC will own 2% of the total issued and outstanding common shares.  This commitment continues until December 31, 2020.

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

As of October 31, 2015, we had outstanding options and warrants for the purchase of 1,450,000 and 5,518,358 shares of common stock, respectively.  Under the Arrogene 2012 Equity Incentive Plan (the “Plan”), we have the ability to grant awards of options to employees, officers, directors, independent contractors and agents.   The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares.  This could cause the market price of our common stock to decline.

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

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Of the 22,215,860 shares of our common stock outstanding as of October 31, 2015, approximately 8,257,913 shares are held by “non-affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of May 31, 2016, there were approximately 170 holders of record of 22,215,860 shares of the Company’s Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).   Our Board of Directors has authorized the issuance of up to 6,000,000 shares of Series A Preferred Stock, of which 4,098,044 shares were issued and outstanding at May 31, 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

In March 2012, our Board of Directors and a majority of shareholders approved the 2012 Equity Incentive Plan (the “2012 Equity Plan”). There are 1,500,000 shares of Common Stock reserved for issuance under the 2012 Equity Plan.  As of October 31, 2015, 1,450,000 shares had been awarded pursuant to the Plan.

The following table illustrates the number of shares remaining available for issuance under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,450,000	$ 1.00	50,000
Equity compensation plans not approved by security holders	0	NA	0
TOTAL	1,450,000	$ 1.00	50,000

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

Our first therapeutic drug candidate is expected to be AG 101 which is intended to target certain brain cancer.  We need to commission final Phase 0 toxicology studies at an external laboratory for AG101 drug candidate preparation of an IND for submission to the FDA to receive clearance to begin human clinical trial work as well as conduct CMC and formulation studies.   It is possible that during this work we might extend or alter the intitial indication of our first therapeutic to maximize the chances of successful clinical trial performance.   We then plan to commence a Phase I clinical trial.  We have estimated the cost related to an IND submission and a Phase 1 clinical trial to be $4,000,000 - $5,000,000 which will require additional funding.  There are various factors that can influence the timing of starting and completing these objectives and milestones as well as the total costs.  Such factors include, but are not limited to, the pace and success of scientific developments, the availability of financial and human resources, competing demands of our scientific team, and changes in regulatory requirements. Due to the inherent uncertainty and variability related to these activities, we cannot accurately predict start dates, completion dates and total costs.  We will also need to raise additional capital in order to complete our planned activities.

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

•

Continue to extend and protect our product technology and Polycefins through our intellectual property portfolio. We seek to protect our medicinal engineering platform through  issued U.S. patents U.S. patent applications that we own or license, in some cases with foreign counterparts relating to elements of our Polycefin candidates, as well as know-how and trade secrets relating to the design and manufacturing of our Polycefins. We expect to file additional patent applications as we apply our technology to new targets and therapeutic payloads. In addition, we believe the heightened regulatory requirements for generic nanomedicines strengthen the protection afforded by our intellectual property portfolio.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability. Under the existing guidance, debt issuance costs are required to be presented in the balance sheet as a deferred charge (i.e., an asset). The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new standard is to be applied retrospectively to all periods presented in the financial statements. Once adopted, the standard will require the Company to present its debt issuance costs as a deduction of the carrying value of its long-term debt, instead of presenting such costs as an asset in the consolidated balance sheet.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, although early adoption is permitted.  Management is currently assessing the potential impact of this ASU on its consolidated financial statements.

Liquidity and Capital Resources

As of October 31, 2015, the Company’s cash balance was $35,204 compared to $37,007 at October 31, 2014.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended October 31, 2015 and October 31, 2014.

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014
Net Cash Used in Operating Activities	$ (261,318)	$ (571,589)
Net Cash Provided by Investing Activities	—	—
Net Cash Provided by Financing Activities	259,515	594,774
Net Increase (Decrease) in Cash and Cash Equivalents	$ (1,803)	$ 23,185

Operating Activities

During the year ended October 31, 2015, $261,318 of cash was used in operating activities which primarily represents cash operating expenses to principally support continued pre-clinical development, drug synthesis, and administrative activities.

Investing Activities

During the year ended October 31, 2015, there were no cash flows from investing activities.  As of October 31, 2015, we had no material commitments for capital expenditures.

Financing Activities

During the year ended October 31, 2015, $259,515 of cash was provided by financing activities which primarily represents the net proceeds from the sale of Bridge Notes.

Management’s Outlook

Management believes that existing cash on hand, combined with net proceeds of $900,000 received from the sale of Convertible Promissory Notes in February and April 2016, will be sufficient to fund the Company’s planned activities through at least October 31, 2016. This assumes that we continue to defer cash payment of certain liabilities to our officers  and certain key professionals. While these parties have continued to work with the Company despite this lack of payment, there is no assurance they will continue to do so, and the loss of a key management member could have a material adverse effect on the Company’s business prospects. Further, as of the date of this Report, all of the Bridge Notes are currently past due. We plan on converting the majority, if not all, of the Bridge Notes into Convertible Promissory Notes but there is no assurance that we will be successful in these efforts. If we are not successful in converting the Bridge Notes into Convertible Promissory Notes, it could hinder our ability to sell additional Convertible Promissory Notes, or limit the proceeds from the sale of such notes that are available to fund our ongoing operations.

We plan to continue the sale of Convertible Promissory Notes to fund our operations until a longer term financing can be consummated. Our Board has authorized the sale of up to an additional $3.1 million in Convertible Promissory Notes excluding those sold through May 31, 2016. No assurance can be given that these efforts will be successful or adequately capitalize the Company.

The success of our business will depend in great part on our ability to conduct research and development on the technology covered by the License. Our plan forecasts the need for additional capital beyond the next twelve months even if we sell the maximum number of Convertible Promissory Notes authorized. Our ability to conduct research and development activities is greatly dependent upon our financial resources. No assurance can be given that the necessary financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back, or eliminate certain aspects of our research, testing and/or development activities.

In the event that we cannot raise sufficient capital within the required timeframes, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or could force the Company out of business.

RESULTS OF OPERATIONS

Research and Development

During the year ended October 31, 2015, research and development expenses decreased by $149,631 or 52% compared to the prior year.  The decrease in research and development expense is primarily due to no activities under the research agreement with CSMC supporting pre-clinical development of Polycefin and synthesis of drug candidates that was completed in 2014.

General and Administrative

General and administrative expense decreased by $658,114 or approximately 58% for the year ended October 31, 2015 compared to the prior year.  The decrease in expense was primarily the result of a decrease in non-cash, share-based payment expense related to stock options and investor relation services as well as a reduction in legal fees.

Loss from Operations

As a result of the factors described above, the loss from operations for the year ended October 31, 2015, decreased by $807,745 compared to the prior year period.

Other Expense

For the year ended October 31, 2015, we recorded other expense of $393,915 compared to $211,644 for the prior year. The increase in expense between years is due to interest expense recorded on the Bridge Notes including amortization of debt discount and offering costs.

Net Loss

As a result of the factors described above, we recorded $1,007,430 of net loss for the year ended October 31, 2015 compared to a net loss of $1,632,904 in the prior year.

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

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arrogene, Inc.

We have audited the accompanying consolidated balance sheets of Arrogene, Inc. (a Delaware enterprise) and subsidiary (the “Company”) as of October 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2015, and 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrogene, Inc., and Subsidiary as of October 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended October 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated cash flows from operations since inception, has incurred continuing losses, has a negative working capital balance and has accumulated a deficit at October 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

/s/ Rose, Snyder & Jacobs, LLP

Encino, California

July 21, 2016

ARROGENE, INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2015 AND 2014

	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$ 35,204	$ 37,007
Prepaid expenses and deposit	8,250	13,592
Debt offering costs	19,659	65,244
Total current assets	63,113	115,843

Property and equipment, net of accumulated depreciation of $4,697 and $4,011 at October 31, 2015 and 2014, respectively	—	686

Total assets	$ 63,113	$ 116,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Current liabilities:
Accrued compensation	$ 380,249	$ 244,990
Payable to CSMC	53,506	158,391
Bridge notes, less discount of $35,700 and $99,330 at October 31, 2015 and 2014, respectively	1,014,300	600,670
Accrued legal fees	80,370	93,998
Related party payables	49,001	49,000
Common stock payable	246,400	246,400
Accrued interest	137,250	40,583
Other accrued liabilities	137,690	149,094
Convertible notes	10,000	10,000
Total current liabilities	2,108,766	1,593,126

Total liabilities	2,108,766	1,593,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 22,215,860 and 21,375,860 shares issued and outstanding at October 31, 2015 and 2014, respectively	2,222	2,138
Additional paid-in capital	5,344,298	4,906,008
Accumulated deficit	(7,392,173)	(6,384,743)
Total stockholders’ equity (deficit)	(2,045,653)	(1,476,597)
Total liabilities and stockholders’ equity (deficit)	$ 63,113	$ 116,529

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2015 AND 2014

	2015	2014

REVENUE:	$ —	$ —

OPERATING EXPENSES:
General and administrative	477,405	1,135,519
Research and development	136,110	285,741
	613,515	1,421,260

Loss from operations	(613,515)	(1,421,260)

OTHER EXPENSE:
Interest	(393,915)	(211,644)
	(393,915)	(211,644)

NET LOSS	$ (1,007,430)	$ (1,632,904)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	21,380,463	21,371,819

LOSS PER SHARE:
Basic and diluted	$ (0.05)	$ (0.08)

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED OCTOBER 31, 2015 AND 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
BALANCES, October 31, 2013	—	$ —	21,350,860	$ 2,135	$ 4,287,289	$ (4,751,839)	$ (462,415)
Sale of Units at $1.00 per Unit	—	—	25,000	3	24,953	—	24,956
Stock option compensation expense	—	—	—	—	217,266	—	217,266
Bridge note warrants	—	—	—	—	205,800	—	205,800
Placement agent warrants	—	—	—	—	35,700	—	35,700
Contributed services	—	—	—	—	135,000	—	135,000
Net loss	—	—	—	—	—	(1,632,904)	(1,632,904)
BALANCES, October 31, 2014	—	—	21,375,860	2,138	4,906,008	(6,384,743)	(1,476,597)
Stock option compensation expense	—	—	—	—	75,883	—	75,883
Bridge note warrants	—	—	—	—	102,900	—	102,900
Placement agent warrants	—	—	—	—	17,850	—	17,850
Contributed services	—	—	—	—	240,901	—	240,901
Exercise of warrants	—	—	840,000	84	756	—	840
Net loss	—	—	—	—	—	(1,007,430)	(1,007,430)
BALANCES, October 31, 2015	—	$ —	22,215,860	$ 2,222	$ 5,344,298	$ (7,392,173)	$ (2,045,653)

The accompanying notes are an integral part of these financial statements.

ARROGENE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,007,430)	$ (1,632,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt placement costs and debt discount	296,289	170,609
Share-based payment expense	75,883	403,933
Contributed services	240,901	135,000
Depreciation expense	686	1,019
Decrease in prepaids and deposit	5,342	117
Increase in payables and accrued liabilities	127,011	350,637
Net cash used in operating activities	(261,318)	(571,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Units	—	24,956
Proceeds from exercise of warrants	840	—
Net proceeds from sale of Bridge Notes	258,675	569,818
Net cash provided by financing activities	259,515	594,774

Net increase (decrease) in cash	(1,803)	23,185
Cash and cash equivalents at the beginning of year	37,007	13,822
Cash and cash equivalents at the end of year	$ 35,204	$ 37,007

The accompanying notes are an integral part of these consolidated financial statements.

ARROGENE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015 AND 2014

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

(2)  GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in August 2007, we have not generated revenue, incurred operating losses, and as of October 31, 2015, had an accumulated deficit of $7,392,173. Further, as of October 31, 2015, our cash balance was only $35,204 and we had a working capital deficit of $2,045,653. These conditions raise substantial doubt about our ability to continue as a going concern.

In February 2016, we commenced an offering of up to $4,000,000 in convertible promissory notes (“Convertible Promissory Notes”). The Convertible Promissory Notes bear interest at 10% per annum, are convertible into shares of common stock at $1.00 per share, and principal and accrued interest are due and payable five years after the initial closing of the offering. In February 2016 and April 2016, we sold $900,000 in Convertible Promissory Notes receiving $900,000 in net proceeds as there were no offering costs associated with this tranche. Management believes that these proceeds will be sufficient to meet our obligations through at least October 31, 2016.

In order to fully fund our planned activities, we will require additional capital. In the event that we cannot raise sufficient capital within the required timeframes, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company out of business. The accompanying financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from an inability of the Company to continue as a going concern.

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

Property and Equipment

Property and equipment is recorded at historical cost, and is comprised of computer equipment and software. Depreciation and amortization of property and equipment is provided in amounts sufficient to relate the cost of the related assets to operations over their estimated service lives using the straight-line method. The useful lives of the assets are three years. Depreciation and amortization expense amounted to $686 and $1,019 for the years ended October 31, 2015 and 2014, respectively.

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

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings. We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the statements of operations in any future periods in which we must record a liability. Interest and penalties totaled $0 and $0 for the years ended October 31, 2015 and 2014, respectively. We file income tax returns in the U.S. federal jurisdiction and with the State of California.  We have not filed income tax returns for the years ended October 31, 2012 through 2015, however, as no taxes are due, we do not believe these non-filings will have a material impact on our financial statements. We are still subject to income tax examinations by the State of California and the IRS for all tax years since the date of inception. Since we have not recorded liabilities at October 31, 2015 and 2014, there is no impact to our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

Shares of common stock from the exercise of warrants and convertible securities excluded from the calculation of diluted loss per share are as follows:

	Years ended October 31,
	2015	2014

Convertible debt*	766,667	766,667
Warrants	5,518,358	6,358,358
Stock Options	1,450,000	1,450,000
Common shares issuable under investor relations agreements	440,000	440,000

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

We had no financial assets or liabilities subject to fair value measurement at October 31, 2015 or 2014.

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:	Years ended October 31,
	2015	2014
Interest	$959	$453
Income taxes	—	—

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability. Under the existing guidance, debt issuance costs are required to be presented in the balance sheet as a deferred charge (i.e., an asset). The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new standard is to be applied retrospectively to all periods presented in the financial statements. Once adopted, the standard will require the Company to present its debt issuance costs as a deduction of the carrying value of its long-term debt, instead of presenting such costs as an asset in the consolidated balance sheet.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, although early adoption is permitted. Management is currently assessing the potential impact of this ASU on its consolidated financial statements.

(4)  LICENSE AGREEMENT

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

The CSMC Agreement, as amended, requires us to achieve certain other milestones in order to maintain the agreement. These include consist of the following:

•

On or before December 31, 2018, commence a clinical trial or trials in connection with at least one intended commercial use of a product;

•

On or before December 31, 2017, successfully negotiate a joint venture, licensing, sub-licensing or other business arrangement with a third party not an affiliate of the Company to cause the development of a product that comprises a therapeutic drug;

•

On or before September 30, 2018, enter into an arrangement with at least one generic drug manufacturer to enhance such manufacturer’s generic products with a Company product; and

•

On or before December 31, 2018, the Company shall have successfully closed an equity financing transaction of at least $5,000,000, and on or before December 31, 2020, shall have successfully closed equity financing transactions (including the previous financing requirement) totaling at least $15,000,000, pursuant to which if it will have issued a round of its preferred stock; provided, that as a condition to the continued effectiveness of the CSMC Agreement, the Company shall either (a) issue shares of such preferred stock to CSMC so as to provide CSMC with equal rights, preferences and privileges as the holders of such series of preferred stock; or (b) issue additional shares of its common stock to CSMC that equal 2% of the then total issued and outstanding shares of the Company’s voting stock.

Further, in the event the Company issues or sells shares of common stock, the CSMC Agreement requires that the Company issue to CSMC additional shares of common stock for no additional consideration so as to assure CSMC will own 5% of the total issued and outstanding shares of the Company until December 31, 2015.

(5)  BRIDGE NOTES

During 2015 and 2014, we sold $350,000 and $700,000, respectively, of bridge notes (the “Bridge Notes”), receiving net proceeds of $258,675 and $569,818, respectively, after payment of fees and offering costs. The Bridge Notes are due and payable one year after the close of the offering (the “Maturity Date”), bear interest at 10% per annum, and are convertible into shares of our common stock at a conversion price of either (i) 50% of the price per share of our common stock as sold through a qualified initial public offering as defined in the terms of the Bridge Notes, or (ii) in the event a Qualified IPO has not taken place prior to the Maturity Date but there has otherwise developed a public trading market for the Company’s common stock, then the conversion price shall be 50% of the 30 day Volume Weighted Average Price per share as quoted on the over-the-counter market, or (iii) in the event a public trading market has not been established for our common stock prior to the Maturity Date, then the conversion price shall be $1.00 per share. Accrued and unpaid interest on the Bridge Notes will be payable in shares of common stock at the conversion price on the earlier of (i) the date of conversion of the Bridge Notes or (ii) the Maturity Date. Further, for every $1.00 of Bridge Note principal that an investor elects to convert into shares of common stock, the investor will receive one warrant (the “Bridge Note Warrant”). Each warrant shall be exercisable to purchase shares of common stock at a price equal to the conversion price of the Bridge Notes and shall have a life of 5 years from the close of the offering. If the investor elects not to convert their Bridge Notes prior to the Maturity Date, then the note holder will receive one warrant for every $2.00 in Bridge Note principal.

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

We evaluated the Bridge Note Warrants using the guidelines established by ASC 815 and determined that it did not meet the definition of a derivative due to the Company having no active market for its common stock. We valued these warrants at $308,700 using the Black-Scholes option pricing model which we recorded as debt discount with a corresponding increase to additional paid in capital using the following assumptions: expected life 5 years, risk free interest rate 1.37% and annualized volatility 78.9%. We are amortizing the debt discount over the life of the Bridge Notes. For the years ended October 31, 2015 and 2014, we amortized $166,530 and $106,470, respectively, of debt discount which is included in interest expense on the accompanying consolidated financial statements.

We are also obligated to issue to the placement agents warrants to acquire shares of common stock equal to 10% of the securities underlying the Bridge Notes and Bridge Note Warrants (the “PA Bridge Note Warrants”). The PA Bridge Note Warrants have a life of 5 years and are exercisable at the conversion price of the Bridge Notes and the exercise price of the Bridge Note Warrants, respectively. We evaluated the PA Bridge Note Warrants using the guidelines established by ASC 815 and determined that they did not meet the definition of a derivative due to the Company having no active trading market for its common stock. We valued the PA Bridge Note Warrants at $53,550 using the Black-Scholes pricing model using the following assumptions: expected life 5 years, risk free interest rate 1.37% and annualized volatility 78.9%. We recorded the PA Bridge Note Warrants as a debt offering cost on the accompanying consolidated balance sheet. We are amortizing the PA Bridge Note Warrants over the life of the Bridge Notes. For the years ended October 31, 2015 and 2014, we amortized $34,553 and $19,117, respectively, of PA Bridge Note Warrants which is included in interest expense on the accompanying condensed consolidated financial statements.

The effective rate of the Bridge Notes after taking into account the Bridge Note Warrants and PA Bridge Note Warrants is 44.5%.

As of October 31, 2015, $700,000 of the Bridge Notes were in technical default.

(6)  CONVERTIBLE NOTES

Commencing October 2010 through April 2011, we sold in private transactions an aggregate of $726,550 of Convertible Notes. The Convertible Notes were initially convertible into shares of our common stock at $.30 per share (the “Conversion Price”). The Convertible Notes do not bear interest and were originally payable on October 19, 2011. The Convertible Notes are secured by a first lien security interest on all of our tangible and intangible assets. We did not repay the Convertible Notes by the maturity date and the notes were therefore technically in default. During the year ended October 31, 2012, agreed to reduce the conversion price of the Convertible Notes to $.15 per share. $10,000 of Convertible Notes remains outstanding as of October 31, 2015. On an as converted basis, as of October 31, 2015, the estimated value of the Convertible Notes exceeds the principal balance by $27,333.

(7)  STOCKHOLDERS’ EQUITY

Common Stock

On August 29, 2013, we entered into an agreement for investor relation services that required us to issue up to 400,000 shares of common stock as a component of the consideration for the services.  The shares were issuable in 100,000 increments for each quarter of service rendered. We valued these shares at $224,000 using the Black-Scholes option pricing model and recognized expense over the 12 months the services were rendered. For the year ended October 31, 2014 we recorded $186,667 of stock compensation expense which is included in general and administrative expense in the accompanying consolidated statements of operations with a corresponding entry to liabilities on the accompanying consolidated balance sheet. There was no expense under this agreement during the year ended October 31, 2015.

Units

During the year ended October 31, 2014 we sold 25,000 (the “Units”) for $1.00 per Unit, receiving net proceeds of $24,956. Each Unit consists of (i) one share of common stock, and (ii) two warrants with one warrant exercisable at $1.50 per share and one warrant exercisable at $2.00 per share. (the “Unit Warrants”). The Unit Warrants expire five years from the date of issuance.

Warrants

As of October 31, 2015, we had 5,518,358 warrants outstanding with weighted average remaining lives of 19 months and a weighted average exercise price of $1.66.

Stock Options

On November 1, 2013, we issued a non-statutory stock option to acquire up to 200,000 shares of common stock with an exercise price of $1.00 per share to a consultant for providing certain services as defined in the consulting agreement. The option expires 7 years from the date of grant. The options vest as follows: (i) as to 100,000 options, vesting shall occur 1/3 on each one year anniversary date of the consulting agreement (“Vesting 1”) and (ii) as to 100,000 options, vesting shall occur upon the closing of certain transactions as defined in the agreement at a rate of 2 stock options for each $100 received by the Company in a deal or transaction resulting from the efforts of the consultant (“Vesting 2”). We valued this option at $58,400 using the Black Scholes option-pricing model using the following assumptions: option life 5 years, risk free interest rate 1.37%, and annualized volatility of 78.9% based on a peer group of publicly traded common stocks. Stock options issued to non-employees are remeasured at each reporting date and the cumulative expense is adjusted based on the remeasured grant. We are recognizing expense for this option as the underlying services are provided, ratably over 36 months for Vesting 1, and upon the occurrence of a vesting event for Vesting 2. For the years ended October 31, 2015 and 2014, we recognized $9,733 of expense for this option which is included in general and administrative expense on the accompanying consolidated statements of operations.

In April 2014, we issued stock options to acquire 1,200,000 shares of common stock to certain employees and consultants with an exercise price of $1.00 per share. The options expire 7 years from the date of grant. The options vest under terms ranging from immediately to 1/3 on each anniversary date from the date of grant. We valued these options at $352,800 using the Black Scholes option-pricing model using the following assumptions: option life 5 years, risk free interest rate 1.65%, and annualized volatility of 78.9% based on a peer group of publicly traded stocks. We are recognizing expense for these options over the respective vesting periods. For the years ended October 31, 2015 and 2014, we recognized $66,150 and $185,483, respectively, of expense for these options which is included in general and administrative expense on the accompanying consolidated statements of operations.

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

A summary of stock option activity for the year ended October 31, 2015 follows below:

	Number of Shares	Avg. Weighted Exercise Price
Shares outstanding, October 31, 2014	1,450,000	$ 1.00
Shares granted	—	—
Shares exercised	—	—
Shares forfeited	—	—
Shares outstanding, October 31, 2015	1,450,000	$ 1.00
Exercisable at October 31, 2015	833,333	$ 1.00

(8)  INCOME TAXES

The Company did not incur any income tax expense or benefit during the years ended October 31, 2015 and 2014.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows for the years ended October 31, 2015 and 2014:

	2015	2014
Federal income tax rate	34.00%	34.00%
State income taxes, net of Federal income tax effect	4.60%	4.60%
Nondeductible expenses and other	(9.00)%	(7.30)%
Valuation allowance	(29.60)%	(31.30)%
	0.00%	0.00%

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. At October 31, 2015 and 2014, the significant components of deferred income taxes relates to net operating loss carryforwards, offset by a 100% valuation allowance.

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

Total deferred tax assets and the valuation allowance increased by $295,000 during 2015. As of October 31, 2015, we had an estimated NOL carryforward of approximately $5.1million for federal income tax purposes, which is available to offset future taxable income, if any, through 2035. The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. All tax years since the Company’s inception are still subject to examination by the State of California and the IRS.

(9)  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Consulting Agreements

We had an agreement with an entity controlled by our then current chief executive officer for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement. In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of our CEO is capped at $1 per annum effective January 1, 2014. However, our chief executive may request that his compensation revert back to the original terms of the Synthetica Agreement with 30 days written notice. Under the original terms, there was no monthly retainer or minimum billing amount but the maximum that could be charged to us in any given month was $15,000. During the years ended October 31, 2015 and 2014, we were billed $1 and $20,000, respectively, under the Synthetica Agreement. At October 31, 2015 and 2014, $67,601 and $67,600, respectively, is included in accrued compensation on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the Company to optimize its cash flow.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our then current Board chairman for operational consulting services. The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice. The agreement is now on a month-to-month basis. There is no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  Effective January 2014, the fees for this agreement were capped at $1.00 per year. During the years ended October 31, 2015 and 2014, we were charged $1 and $10,000, respectively, under this agreement which is included in general and administrative expense on the accompanying consolidated statements of operations. At October 31, 2015 and October 31, 2014, $49,001 and $49,000, respectively, is included in related party payables on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by our Board chairman, to allow the Company to optimize its cash flow.

In August 2014, we entered into a consulting agreement with a Board member to supervise an executive search to recruit a new chief executive officer under the direction and supervision of the Board. This agreement had a term of six months. Pursuant to the consulting agreement, we granted this director a stock option to acquire 25,000 shares of common stock at an exercise price of $1.00 per share. The options are for a term of 5 years and were fully vested upon grant. Additionally, conditioned upon the successful engagement of a new chief executive officer on terms acceptable to the Board during the term of the consulting agreement, the Board in its sole discretion may grant the director additional stock options to acquire 35,000 shares of common stock at an exercise price of $1.00 per share. If granted, these options would also have a life of 5 years and be fully vested upon grant. We recorded $7,350 of expense related to the options granted under this agreement during the year ended October 31, 2014, which is included in general and administrative expense on the accompanying statements of operations. See Note 7 for further discussion on the assumptions used in valuing these options.

Contributed Services

As discussed above, effective January 1, 2014, the Company’s former chief executive officer and Board chairman began to provide their services for $1 per year. The fair value of those services has been recorded as an expense in the accompanying consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to additional paid in capital. For the years ended October 31, 2015 and 2014, we recorded $240,901 and $135,000, respectively, of contributed services.

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

In December 2012, we entered into an agreement with CSMC to support certain research and development activities within the CSMC laboratory. For the years ended October 31, 2015 and 2014, we recorded $0 and $111,384, respectively, under this agreement which is included in research and development expense on the accompanying consolidated statements of operations. Work under this agreement was completed by CSMC during the year ended October 31, 2014. We have deferred payments under this agreement in order to extend our cash balance. As of October 31, 2015 and 2014, $53,506 and $158,391, respectively, is reflected as payable on the accompanying consolidated balance sheets.

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

(i)

20% shall be vested upon issuance;

(ii)

1.67% per month during the period of time this individual is continuously employed by the Company;

(iii)

All remaining unvested shares shall immediately vest upon a change in control of the Company, provided that this individual is employed during the period this change of control occurs; and

(iv)

All remaining unvested shares shall vest upon the Company consummating a financing of at least $2,000,000 in aggregate provided that this individual is employed during the period this financing occurs.

In February and April 2016, we sold $900,000 in Convertible Promissory Notes receiving $900,000 in net proceeds as there were no offering costs associated with this tranche.

In March 2016, we entered into a settlement agreement for the investor relations services previously described in Note 7. Under the terms of the settlement, the common shares to be issued were reduced from 400,000 to 75,000 and the accrued cash compensation was reduced from $80,000 to $10,000.

In May 2016, we paid the past due balance owed to CSMC in full.

In May 2016, we entered into a consulting agreement whereby we sold 1,698,044 shares of Series A Preferred for $169 to a firm controlled by an individual who will serve as our CEO effective June 1, 2016. The Series A Preferred sold pursuant to this agreement is subject to the following vesting schedule:

(i)

20% shall be vested upon issuance;

(ii)

1.67% per month during the period of time this individual is continuously employed by the Company;

(iii)

All remaining unvested shares shall immediately vest upon a change in control of the Company, provided that this individual is employed during the period this change of control occurs; and

(iv)

All remaining unvested shares shall vest upon the Company consummating a financing of at least $2,000,000 in aggregate provided that this individual is employed during the period this financing occurs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may have deteriorated.  We assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of October 31, 2015, our internal control over financial reporting was not effective.

Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified major deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be a material weakness. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” These material weaknesses identified include the following:

•

We have an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following is information regarding our directors and executive officers:

Name Dr. Larry A. Couture	Age 59	Position Chief Executive Officer and Director
Maurizio Vecchione	54	Director
Julia Ljubimova	55	Chief Scientific Officer and Director
Jeffrey Sperber Alex Ljubimov Eggehard Holler	51 62 74	Chief Financial Officer Senior Vice-President, Research of Arrogene Senior Vice-President, Product Development of Arrogene
Robert M. Snukal	73	Director
Dr. Jack Kavanaugh	68	Executive Chairman and Director
Dr. Keith Black	59	Director
James Hosch	63	Director

Larry A. Couture, Ph.D.  Dr. Couture was appointed as our Chief Executive Officer and member of our Board on June 1, 2016.  Dr. Couture was previously Vice-President and Founding Director of the Center for Applied Technology and the Center for Biomedicine and Genetics, of the City of Hope National Medical Center, Beckman Research Institute in Duarte, California since 1998.  He is also Founder and CEO of eMTA Commons, Inc., since 2010.  His current professional appointments include Adjunct Professor, Keck Graduate Institute; Consultant to Sixal, Inc.; Member of the Advisory Board, Stem Cell Summit (2014); Member, Editorial Board, Molecular Therapy-Methods and Clinical Development; Member, Scientific Peer Advisory and Review Services of the American Institute of Biological Sciences; Member of the Scientific Editorial Board, Human Gene Therapy Clinical Development; Committee Member, Next program, National Cancer Institute; Scientific Advisory Board, Cellastra, Inc.; Founder and Chair, Association of Academic Biologics Manufacturers; Member, Advisory Board, Amgen Biomedical Council, and Keck Graduate Institute and the Board of Directors, Southern California Biomedical Council.  He has been responsible for numerous patents in the field of gene therapy and has authored dozens of reviewed papers on a wide range of topics.  He was a cadet at the United States Air Force Academy (1974 – 1976), earned a Bachelor of Science from the University of Colorado, Boulder (1985), and a Ph.D. from the Department of Microbiology/Immunology, Albany Medical College (1989).

Maurizio Vecchione.  Mr. Vecchione served as our Chief Executive Officer until May 2016.  His career spans 28 years as both a scientist and a high technology entrepreneur. He is Sr. Vice President of Global Good and Research at Intellectual Ventures.  Global Good is a collaborative effort between Intellectual Ventures and Bill Gates to tackle humanity's problems through new inventions and technologies, with a focus on the developing world. He also serves as Chairman of a high technology incubator and strategic consultant Synthetica. He is Chairman of the IDEAS Studio, an educational software and media company he co-founded. Previously he co-founded computer graphics and imaging company Modacad, which later became Styleclick and completed an initial public Offering in 1996. He led Styleclick until it was sold to InterActive Corp (then USA Networks).  Subsequently, he was CEO of Microwave Photonics, a Unit of British Telecom Plc (BT), which he spun out of BT and was eventually sold to LGC Wireless.  He was then CEO of cancer imaging biomarker pioneer company Trestle, a position he held until the sale of that company to Clarient Inc. (then a Unit of Safeguard Scientific).  He then was CEO of CompuMed Inc., a telemedicine and clinical research company in cardiology. He is a founding member of nonprofit organization 700 For Science. He was twice a finalist for Ernst & Young’s Entrepreneur of the Year award and received the prestigious DEMO award in 2003.  He is a member of the Institute of Electrical and Electronic Engineers (“IEEE”), a member of the IEEE Nanotechnology Council and the IEEE Engineering in Medicine and Biology Society, and the Association for Computing Machinery’s Special Interest Group on Computer Graphics and Interactive Technique.

Julia Ljubimova, MD, PhD.  Dr. Ljubimova is serving as Arrogene’s Chief Scientific Officer. She is the Director Nanomedicine Center and Professor of Neurosurgery and Biomedical Sciences at Cedars-Sinai Medical Center. Her primary research interests involve methods to block human glioma growth, brain and breast tumor prevention treatments and the effects of air pollution on the brain.  Dr. Ljubimova has been working at Cedars-Sinai Medical Center since 1993. Dr. Ljubimova's studies have been published in numerous peer-reviewed publications, including PNAS, Cell, Cancer Research, Cancer, American Journal of Pathology, and International Journal of Oncology and others highly impact scientific peer review journals.  She is serving on the National Institute of Health Study Section “Nanoscience for Biology and Medicine”.   Dr. Ljubimova’s research is funded by the grants from the National Institutes of Health and other government organizations.

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

Robert M. Snukal was appointed to our Board in May 2016.  Mr. Snukal is currently retired.  He has served as CEO for several convalescent hospitals and rehabilitation centers including Fountain View Convalescent Hospital, Sycamore Park, Montebello, Rio Hondo, Elmcrest and Alexandra Convalescent Hospitals as well as Hancock Park Rehabilitation Centre, Hancock Park Retirement Centre and Locomotion Therapy Company.  His prior professional appointments include Member of the Board of Directors of Skilled Health Care, Inc. (2002 – 2005), Quantason, Inc. (2005 – 2014), and the not-for-profit Pacific Asia Museum in Pasadena, California (2004 – 2010).  He currently serves as a Member of the Board of Directors of ZetaRx Biosciences, Inc. (2010 – present), Nanotech Energy, Inc. (2015 – present), SuperMetalix, Inc. (2015 – present), and LonglifeRX, Inc. (2016 – present).  Mr. Snukal was also a lecturer at the University of British Columbia, Canada Council Fellow at the University of Sussex, and an Assistant Professor at the University of Calgary.  He is a graduate of the University of Manitoba where he earned a Bachelor of Arts (1964) and Masters of Arts (1966).   Mr. Snukal is also the author of High Talk: The Philosophical Poetry of W.B. Yeats published by Cambridge University Press in 1974.

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

Keith Black, MD was appointed to our Board in May 2016.  Dr. Black serves as Chairman and Professor of the Department of Neurosurgery, Director of Maxine DUnitz Neurosurgical Institute and Director of Johnnie L. Cochran, Jr. Brain Tumor Center at Cedars-Sinai Medical Center.  An internationally renowned neurosurgeon and scientist, Dr. Black joined Cedars-Sinai Medical Center in July 1997 and was awarded the Ruth and Lawrence Harvey Chair in Neurosciences in November of that year.  Prior to joining Cedars-Sinai, Dr. Black served on the University of California, Los Angeles (UCLA) faculty for 10 years where he was Professor of Neurosurgery.  In 1992 he was awarded the Ruth and Raymond Stotter Chair in the Department of Surgery and was head of the UCLA Comprehensive Brain Tumor Program.

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

James Hosch was appointed to our Board in May 2016.  Mr. Hosch is currently Executive Managing Director of WestPark Capital, Inc.  Prior to joining WestPark, he served as a financial consultant to several companies as well as in senior management at various regional investment banks.  Mr. Hosch is a founder and Managing Member of Amazon Coding, LLC, a remote hospital coding services company.  He received his BBA degree in Accounting from Texas A&M University.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2014,  except for Dr. Swenson (a former director of the Company) who failed to file one report covering one transaction in a timely fashion, the Company believes that no other person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 5, 2008 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to Arrogene, Inc., Attention: Secretary, 8560 West Sunset Blvd., Suite 400, Los Angeles, CA 90069.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards (2)	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Maurizio Vecchione, former CEO(1)	2015 2014	$1 $20,000							$ 1 $ 20,000
Jeffrey Sperber, CFO	2015 2014	$ 15,900 $ 38,310			$147,000				$ 15,900 $ 185,310

(1)

Consists of compensation earned by Synthetica, Ltd., a management consulting firm controlled by Mr. Vecchione and with whom Arrogene has contracted for the services of Mr. Vecchione.  In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of Mr. Vecchione is capped at $1 per annum effective January 1, 2014.  Mr. Vecchione resigned as CEO effective June 1, 2016.

(2)

Represents the Black-Scholes valuation of a stock option grant to Mr. Sperber to acquire 500,000 shares at common stock for $1.00 per share.  The options have a life of 7 years from the grant date and are fully vested as of October 31, 2015.

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

Name	Title	Consulting Fee	Maximum Fee per Month
L. Couture	CEO	$260,000/yr.

J. Ljubimova	CSO	$250.00/hr

J. Sperber	CFO	$120.00/hr	$10,000.00

A. Ljubimov	SVP – Research	$200.00/hr

E. Holler	SVP – Product Development	$200.00/hr

Under the agreements, the Board has sole discretion to request the full time employment of each senior executive and upon giving of notice, each executive has a 30-day time period within which to agree to become a full time employee.  In the absence of such acceptance, the previously executed agreements can be terminated by the Company without any obligation to pay any termination or severance benefits.  Additionally the contracts include non-compete, confidentiality and other customary provisions protecting the Company and its intellectual properties.  The agreements include a 6 month severance clause for termination for reasons other than cause (as defined in the agreements).

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

In May 2016, the Board adopted and approved the 2016 Director Compensation Plan (the “Director Plan”). Under the Director Plan, each director is entitled to receive an annual grant of Non-Qualified Stock Options exercisable for a period of ten (10) years to purchase shares of Series A Convertible Preferred Stock equal to one-tenth of one percent (0.1%) of the Company’s total issued and outstanding common stock on a fully diluted “as converted” basis. The exercise price of the options shall be 100% of the fair market value of the common stock on the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

As of October 31, 2015, there were 166,667 unvested stock options held by named executive officers.

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

Scientific Advisory Board

We plan to constitute a Scientific Advisory Board (the “Advisory Board”). The Advisory Board will not exercise any of the authority of the Board of Directors, but rather will serve at the pleasure of the Board of Directors to consult on matters pertaining to the Company’s scientific developments and product strategy. It is currently intended that the Advisory Board will consist of up to five persons and will be chaired by Dr. Keith Black, one of our founders, directors, and principal shareholders and a team leader at CSMC overseeing the development of our technology. Dr. Black has agreed to be the Chairman of our Advisory Board. No commitment has been made regarding possible future compensation for Advisory Board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of May 31, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is 8560 West Sunset Blvd. Suite 420 Los Angeles, California 90069.

Name and Address of Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares (1)	Percent
Julia Ljubimova (2)	3,869,259	17.4%
Keith Black	2,560,900	11.5%
Alex Ljubimov (2)	745,347	3.4%
Eggehard Holler (10)	1,082,777	4.9%
Maurizio Vecchione (3)	1,415,832	6.4%
Jeffrey Sperber(6)	520,000	2.3%
Richard Rappaport (4)	1,274,389	5.7%
Cedars-Sinai Medical Center (5)	1,500,000	6.8%
Dr. Jack Kavanaugh (8)	2,400,000	9.7%
Dr. Larry Couture (7)	1,698,044	7.1%
Robert Snukal (9)	750,000	3.3%
James Hosch	155,000	< 1.0%
Executive Officers and Directors as a Group (10 persons)	15,197,159	54.6%

1)

There were 22,215,860 shares of Common Stock issued and outstanding as of May 31, 2016. That number does not give effect to (a) $10,000 in Convertible Notes that are convertible into an aggregate of 66,667 shares (b) the exercise of 5,518,358 of outstanding warrants, (c) 1,500,000 shares reserved for issuance under an employee incentive plan, (d) the conversion of $1,050,000 of Bridge Notes, (e) the conversion of $900,000 of Convertible Promissory Notes, and (f) the conversion of 4,098,044 shares of Series A Preferred Stock.

2)

Ms. Ljubimova and Mr. Ljubimov are husband and wife.

3)

Shares are held by M+A Vecchione, LLC of which Mr. Vecchione a beneficial owner.

4)

Consists of shares of Arrogene that Mr. Rappaport owns or controls. Mr. Rappaport’s address is WestPark Capital, Inc., 1900 Avenue of the Stars, Suite 310, Los Angeles, CA  90067.

5)

Mr. Edward M. Prunchunas, Senior Vice President of Finance and Chief Financial Officer is deemed to control the voting and dispositive power associated with these securities.

6)

Includes 500,000 presently exercisable stock options.

7)

Consists of 1,698,044 shares of Series A Preferred Stock which are convertible into an equal number of shares of common stock, of which, 339,609 shares are vested and currently convertible and 1,358,435 shares which are subject to future vesting.

8)

Consists of 2,400,000 shares of Series A Preferred Stock which are convertible into an equal number of shares of common stock, of which 600,240 shares are vested and currently convertible and 1,799,760 shares which are subject to future vesting.

9)

Consists of currently convertible shares underlying Convertible Promissory Note.

10)

Includes 250,000 stock options of which 166,667 are currently exercisable.

Item 13. Certain Relationships and Related Transactions.

Consulting Agreements

We had an agreement with an entity controlled by our former chief executive officer, Mr. Vecchione, for his part-time personal services as CEO. The agreement is referred to as the Synthetica Agreement. In December 2013, the Synthetica Agreement was amended so that the compensation paid for the services of our CEO is capped at $1 per annum effective January 1, 2014. The Synthetica Agreement was terminated in May 2016. During the years ended October 31, 2015 and 2014, we were billed $1 and $20,000, respectively, under the Synthetica Agreement. At October 31, 2015 and 2014, $67,601 and $67,600, respectively, is included in accrued compensation on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Synthetica to allow the Company to optimize its cash flow.

In September 2010, we entered into a business and financial consulting agreement with an entity controlled by our former Board chairman, Mr. Stuckelman, for operational consulting services.  The agreement was for an initial term of 12 months with an automatic 12 month renewal period unless terminated by either party upon 30 days written notice. There was no monthly retainer or minimum billing amount but the maximum that can be billed to us in a given month cannot exceed $10,000.  Effective January 2014, the fees for this agreement were capped at $1.00 per year. The agreement was terminated subsequent to year end. During the years ended October 31, 2015 and 2014, we were charged $1 and $10,000, respectively, under this agreement which is included in general and administrative expense on the accompanying consolidated statements of operations. At October 31, 2015 and October 31, 2014, $49,001 and $49,000, respectively, is included in related party payables on the accompanying consolidated balance sheets resulting from a voluntary deferral of fees due under the agreement, agreed to by Mr. Stuckelman, to allow the Company to optimize its cash flow.

In August 2014, we entered into a consulting agreement with a former Board member, Dr. Swenson, to supervise an executive search to recruit a new chief executive officer under the direction and supervision of the Board. This agreement had a term of six months. Pursuant to the consulting agreement, we granted Dr. Swenson a stock option to acquire 25,000 shares of common stock at an exercise price of $1.00 per share. The options are for a term of 5 years and were fully vested upon grant.  The agreement was terminated subsequent to year end. We recorded $7,350 of expense related to the options granted under this agreement during the year ended October 31, 2014 which is included in general and administrative expense on the accompanying statements of operations.

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

(i)

20% shall be vested upon issuance;

(ii)

1.67% per month during the period of time Dr. Kavanaugh is continuously employed by the Company;

(iii)

All remaining unvested shares shall immediately vest upon a change in control of the Company, provided that Dr. Kavanaugh is employed during the period this change of control occurs; and

(iv)

All remaining unvested shares shall vest upon the Company consummating a financing of at least $2,000,000 in aggregate provided that Dr. Kavanaugh is employed during the period this financing occurs.

In May 2016, the Company entered into a consulting agreement with an entity controlled by Dr. Larry Couture whereby he was named Chief Executive Officer and a member of the Board. In consideration for the services of Dr. Couture as our Chief Executive Officer, we shall pay $260,000 in base compensation per year and we sold this entity 1,698,044 shares of Series A Preferred for $169. The Series A Preferred sold pursuant to this agreement are subject to identical vesting terms that are described above for Dr. Kavanaugh.

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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Dr. Kavanaugh, Dr. Couture and Julia Ljubimova would not be considered independent as they also serve as executive officers of the Company.

Item 14.  Principal Accounting Fees and Services

Rose Snyder and Jacobs LLP (“RSJ”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by RSJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $15,000 for the fiscal year ended October 31, 2015 and $29,616 for the fiscal year ended October 31, 2014.

Audit-Related Fees

There were no fees billed by RSJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2015 and 2014.

Tax Fees

There were no fees billed by RSJ for taxes and related services for the fiscal years ended October 31, 2015 and 2014.

All Other Fees

There were no fees billed by RSJ for other products and services for the fiscal years ended October 31, 2015 and 2014.

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

F-3

Statements of Operations

F-4

Statement of Changes in Stockholders' Equity (Deficit)

F-5

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7

---------------

*Page F-1 follows page 48 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit

Description

2.2(1)

Agreement and Plan of Reorganization dated July 18, 2011

3.1(2)

Certificate of Incorporation

3.1(9)

Amendment to Certificate of Incorporation

3.1(10)

Amendment to Certificate of Incorporation

    3.2(2)

By-laws

    3.3(8)

Amendment to Certificate of Incorporation

  10.1(11)

Agreement with Larry A. Couture Consulting LLC

  10.2(3)

Form of Subscription Agreement and Lock-Up Agreement

  10.2(9)

Agreement with J. Kavanaugh

  10.2(10)

Amended and Restated Agreement with J. Kavanaugh

  10.3(3)

License Agreement with Cedars-Sinai Medical Center

  10.4(3)

Amendment No. 1 to License Agreement with Cedars-Sinai Medical Center

  10.5(3)

Amendment No. 2 to License Agreement with Cedars-Sinai Medical Center

  10.6(3)

Amendment No. 3 to License Agreement with Cedars-Sinai Medical Center

  10.7(3)

Amendment No. 4 to License Agreement with Cedars-Sinai Medical Center

  10.8(6)

Employment Agreement with M. Vecchione

  10.9(6)

Employment Agreement with E. Holler

  10.10(6)

Employment Agreement with J. Ljubimova

 10.11(6)

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

1)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on October 25, 2011 and incorporated herein by this reference.

2)

Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 26, 2007 and incorporated herein by this reference.

3)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on January 11, 2012 and incorporated herein by this reference.

4)

Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 5, 2008 and incorporated herein by this reference.

5)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 12, 2012, as amended May 24, 2012 and incorporated herein by this reference.

6)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 20, 2012, as amended May 24, 2012 and incorporated herein by this reference.

7)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on July 24, 2012 and incorporated herein by this reference.

8)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on September 10, 2012 and incorporated herein by this reference.

9)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on January 21, 2016 and incorporated herein by this reference.

10)

Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and

Exchange Commission on April 21, 2016 and incorporated herein by this reference.

11)

Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016 and incorporated herein by this reference.

*

Filed herewith

**

Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ARROGENE, INC.

Dated: July 21, 2016

      By: /s/  Larry A. Couture

Larry A. Couture

Chief Executive Officer

Principal Executive Officer

Dated: July 21, 2016

      By: /s/  Jeffrey Sperber

Jeffrey Sperber

Chief Financial Officer

Principal Financial Officer

Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Title

Date

By: /s/  Larry A. Couture

Chief Executive Officer and Director

July 21, 2016

      Larry A. Couture

By: /s Maurizio Vecchione

Director

July  21, 2016

      Maurizio Vecchione

By: /s/Julia Ljubimova

Chief Scientific Officer and Director

July 21, 2016

      Julia Ljubimova

By:/s/Robert M. Snukal

Director

July  21, 2016

     Robert M. Snukal

By:/s/ Jack Kavanaugh

Executive Chairman and Director

July  21, 2016

     Jack Kavanaugh

By:/s/ Keith Black

Director

July 21, 2016

     Keith Black

By:/s/ James Hosch

Director

July 21, 2016

     James Hosch